Form 10-Q
period 2000-08-31
CYBERBIZ INC
filed 2000-11-16
CIK 1083321

Board of Directors
                            Cyberbiz, Inc.
                        Bellingham, Washington

                      ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Cyberbiz, Inc. (a development stage enterprise) as of August 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the three months ended August 31, 2000 and August 31, 1999, for the six months ended August 31, 2000, for the period from March 12, 1999 (inception) to August 31, 1999, and for the period from March 12, 1999 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the periods ended February 29, 2000 and May 31, 2000 were audited by us and we expressed unqualified opinions on them in our reports dated March 29, 2000 and June 22, 2000, respectively. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has been in the development stage since its inception on March 12, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 4, 2000

	     	                         CYBERBIZ, INC.
                     (A Development Stage Enterprise)
                               Balance Sheets

                                    August 31, 2000
                                    (Unaudited)         February 29, 2000

ASSETS

CURRENT ASSETS
 Cash                               $     67,957        $      20,290
 Prepaid Expense                           5,400                   --
 Total Current Assets                     73,357               20,290

PLANT, PROPERTY AND EQUIPMENT

 Office Equipment                          1,254                   --
 Accumulated depreciation                   (202)                  --
 Total Plant, Property and
 Equipment                                 1,052                   --

TOTAL ASSETS                        $     74,409        $      20,290

LIABILIITES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accounts Payable                    $        100        $          --
Total Current Liabilities                    100                   --

COMMITMENTS AND
CONTINGENCIES                                 --                   --

STOCKHOLDERS' EQUITY

Preferred stock, 20,000,000 shares
authorized, $0.0001 par value; no
shares issued & outstanding                  --                   --

Common stock, 80,000,000 shares
authorized, $0.0001 par value;
4,433,037 and 4,300,000 shares
issued & outstanding, respectively            443                 430

Additional paid-in capital                135,184              33,570

Deficit accumulated during
development stage                         (61,318)            (13,710)

Total Stockholders' Equity                 74,309              20,290

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $      74,409       $      20,290

                                            CYBERBIZ, INC.
                                  (A Development Stage Enterprise)
                                      Statements of Operations

                                                       03/12/99    03/12/99
                          3 mos    3 mos     6 mos     (inception) (inception)
                          ended    ended     ended      through    through
                          08/31/00 08/31/99  08/31/00   Aug.31/99  Aug.31/00
                       (unaudited)(unaudited)(unaudited)(unaudited)(unaudited)


REVENUES               $      --  $   --    $      --   $    --    $      --

EXPENSES

   Consulting                 --      --       17,500        --       23,625
   Filing Fees                22      --           22        --          664
   Legal & professional    5,724      --        8,724     5,843       14,567
   Office & Administrative 2,261      23        8,846       459        9,388
   Depreciation              126      --          202        --          202
   Web site maintenance       --      --       12,247        --       12,247
   Transfer Agent            415     558          765       558        1,323

TOTAL EXPENSES             8,548     581       48,306     6,860       62,016

LOSS FROM OPERATIONS      (8,548)   (581)     (48,306)   (6,860)     (62,016)

OTHER INCOME (EXPENSES)

Miscellaneous Income          60      --          698        --          698

LOSS BEFORE INCOME TAXES  (8,488)   (581)     (47,608)   (6,860)     (61,318)

INCOME TAXES                  --      --           --        --           --

NET LOSS               $  (8,488) $ (581)   $ (47,608)  $ (6,860)  $ (61,318)

Net Loss per common
share, basic & diluted $     nil  $   nil   $   (0.01)  $    nil   $   (0.01)

Weighted Average # of
common shares out-
standing, basic & diluted
                      4,454,233   4,300,000   4,428,854  4,014,917  4,243,869

                              CYBERBIZ, INC.
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity


                                                 Deficit Acc.
                                        Add.     During the    Total
                       No. of           Paid-in  develop.      Stockholders'
                       Shares   Amount  Capital  Stage         Equity

Issuance of common
stock for cash at
$0.0001 per share   4,000,000   $  400  $ 3,600  $    --       $   4,000

Issuance of common
stock from private
placement for cash
at $0.10 per share    300,000       30   29,970       --       $  30,000

Loss for period ending
February 29, 2000          --       --       --     (13,710)     (13,710)

Balance,
February 29, 2000   4,300,000      430   33,570     (13,710)      20,290

Issuance of common
stock from private
placement for cash at
$0.675 per share      143,037       14   96,613       --          96,627

Issuance of common
stock from private
placement for cash at
$0.25 per share        40,000        4    9,996       --          10,000

Refund of funds
received from
private placement     (50,000)      (5)  (4,995)      --          (5,000)

Loss for the period
ending Aug. 31/00          --       --       --    (47,608)      (47,608)

Balance, Aug. 31/00
(unaudited)         4,433,037   $  443  $135,184 $ (61,318)    $  74,309

                             CYBERBIZ, INC.
                    (A Development Stage Enterprise)
                        Statements of Cash Flows

                                            From             From
                                            March 12/99      March 12/99
                                            (inception)      (inception)
                             6 months ended through          through
                             Aug.31/00      Aug.31/99        Aug.31/00
                             (unaudited)    (unaudited)      (unaudited)


CASHFLOWS FROM OPERATING
ACTIVITIES

Net Loss                     $  (47,608)    $   (6,860)     $  (61,318)
Depreciation Expense                202             --             202
Adjustments to reconcile net loss
to net cash used by operating activities:

Increase in pre-paid expense     (5,400)            --          (5,400)

Increase in Accounts Payable        100             --             100

Net cash used in operating activities
                                (52,706)        (6,860)        (66,416)

CASHFLOWS FROM INVESTING
ACTIVITIES

Purchase of equipment            (1,254)            --          (1,254)

Net cash (used) by investing activities
                                 (1,254)            --          (1,254)

CASHFLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of
common stock                    101,627          14,000        115,627

Proceeds from deferred
stock subsriptions                  --              --          20,000
Net Cash provided by
financing activities            101,627          14,000        135,627

Change in cash                   47,667           7,140         67,957

Cash, beginning of period        20,290             --              --

Cash, end of period         $    67,957     $     7,140     $   67,957

Supplemental disclosures:

Interest paid:              $       --      $       --      $       --
Income taxes paid:          $       --      $       --      $       --

                                     CYBERBIZ, INC.
                            (A Development Stage Enterprise)
                              Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyberbiz, Inc. (hereinafter "the Company") was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of providing a web site which specifically addresses the unique needs and preferences of the African American consumer. The Company maintains offices in Bellingham, Washington and in Vancouver, British Columbia. The Company's fiscal year-end is on the last calendar day of February.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of August 31, 2000 and for the three months ended August 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Development Stage Activities
The Company has been in the development stage since its formation in March of 1999 and has not yet realized any revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation web site.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, and accrued liabilities approximate their fair value.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At August 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
The Company had a cumulative net operating loss of approximately $60,000 for the period from March 12, 1999 (inception) through August 31, 2000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated net loss of $61,318 for the period March 12, 1999 (inception) to August 31, 2000 and had no sales. The future of the Company is dependent upon successful and profitable operations from its discount liquidation web site. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - CASH

At August 31, 2000, the Company maintained a cash balance of $67,957 in a Canadian financial institution. Although the funds are valued in US dollars, they are not insured.

NOTE 4 - PREPAID EXPENSES

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, and paid $7,200 for future services valued at $600 per month. The service agreement is in effect from June 1, 2000 through May 31, 2001. For the three month period ended August 31, 2000, $1,800 was recognized as office expense.

NOTE 5 - PLANT, PROPERTY AND EQUIPMENT

At August 31, 2000, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the three month period ended August 31, 2000 was $126.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of August 31, 2000, the Company did not have any preferred shares outstanding.

NOTE 7 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

On March 15, 1999, 4,000,000 shares of common stock were sold through a private placement at a price of $0.001 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. Two additional private placements occurred on March 19, 1999 and February 17, 2000, wherein 100,000 shares and 200,000 shares, respectively, were sold at a price of $0.10 per share. The three private placements raised a total of $34,000, which proceeds will be used for general corporate purposes.

During the three months period ended May 31, 2000, the Company sold 183,037 shares through three private placements at an average price of $0.5821 per share. The offerings were made pursuant to exemptions afforded by Sections
(4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,627, which proceeds will be used in development and maintenance of the Company's web site. None of the shares issued during the three months period ended May 31, 2000 were issued to officers and directors.

On July 10, 2000, the Company reimbursed a subscriber of stock $5,000 in return for the 50,000 shares of common stock issued. The reimbursement was equal to the amount paid by the subscriber for the shares returned.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters that could impair its ability to proceed in the marketplace.

NOTE 9 - MANAGEMENT'S REPORT

For the past 3 months, Management has been focused on marketing and expanding their corporate web presence.


            	             SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


CYBERBIZ, INC.

By:  /s/ Robin Lee
President


Date: October 15, 2000

                                    CYBERBIZ, INC
                                    2009 Iron Street
                                    Bellingham, WA, USA  98225


Securities and Exchange Commission Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

CYBERBIZ, INC.

Robin Lee
President