Form 10-Q
period 2000-11-30
URBANFIND INC
filed 2001-01-16
CIK 1083321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  November  30,  2000

                        Commission file number: 000-30965

                                  URBANFIND, INC.
                             (Formerly Cyberbiz, Inc.)
            (Exact  name  of  registrant  as  specified  in  its  charter)

               Delaware                                         91-1980708
(State or other jurisdiction  of incorporation              (I.R.S. Employer
or organization)                                             Identification No.)

              2009 Iron Street
              Bellingham WA                                           98225
(Address  of  principal  executive  offices)                       (Zip  Code)

                                  (360) 647-3170
               (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,433,037

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  (  )    No   (X)

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       13

                                     PART II

ITEM  1     Legal  Proceedings                                               13

ITEM  2     Changes  in Securities                                           13

ITEM  3     Defaults  Upon Senior Securities                                 13

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      13

ITEM  5     Other  Information                                               13

ITEM  6     Exhibits and Reports on Form 8-K                                 13


Signatures                                                                   13

                                URBANFIND, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

PART  I.  -  FINANCIAL  INFORMATION



                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111






                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)

                                TABLE OF CONTENTS

                                November 30, 2000

ACCOUNTANT'S  REVIEW  REPORT                              4

FINANCIAL  STATEMENTS

     Balance  Sheets                                      5

     Statements  of  Operations                           6

     Statement  of  Stockholders'  Equity                 7

     Statements  of  Cash  Flows                          8

NOTES  TO  FINANCIAL  STATEMENTS                          9

Board  of  Directors
Urbanfind,  Inc.
Bellingham,  Washington

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of Urbanfind, Inc., formerly Cyberbiz, Inc., (a development stage enterprise) as of November 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the three months ended November 30, 2000 and November 30, 1999, for the nine months ended November 30, 2000, for the period from March 12, 1999 (inception) to November 30, 1999, and for the period from March 12, 1999 (inception) to
November 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

December  8,  2000

                                URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                  November 30,      February 29,
                                                     2000              2000
                                                  (Unaudited)
                                                ---------------  ---------------
ASSETS
CURRENT  ASSETS
  Cash                                          $       59,033   $       20,290
  Prepaid expense                                        3,600              -
                                                ---------------  ---------------
          Total Current Assets                          62,633           20,290
                                                ---------------  ---------------

PLANT,  PROPERTY  AND  EQUIPMENT
  Office equipment                                       1,254              -
  Website development                                    7,485              -
  Accumulated depreciation and amortization               (491)             -
                                                ---------------  ---------------
          Total Plant, Property and Equipment            8,248              -
                                                ---------------  ---------------

          TOTAL ASSETS                          $       70,881   $       20,290
                                                ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts payable                              $          100   $         -
                                                ---------------  ---------------
         Total Current Liabilities                         100             -
                                                ---------------  ---------------

COMMITMENTS AND CONTINGENCIES                              -               -
                                                ---------------  ---------------

STOCKHOLDERS'  EQUITY
Preferred stock, 20,000,000 shares
  authorized, $0.0001 par value; no shares
  issued and outstanding                                   -                -
Common stock, 80,000,000 shares authorized,
  $0.0001  par  value; 4,433,037 and
  4,300,000 shares  issued and outstanding,
  respectively                                             443              430
Additional paid-in-capital                             135,184           33,570
Deficit accumulated during development stage           (64,846)         (13,710)
                                                ---------------  ---------------
         Total Stockholders' Equity                     70,781           20,290
                                                ---------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       70,881   $       20,290
                                                ===============  ===============



See accountant's review report and accompanying notes.

                                URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                 From          From
                                                               March 12,     March 12,
                                                  For the        1999          1999
                                                Nine Months   (Inception)   (Inception)
                   For the Three Months Ended      Ended        Through       Through
                   --------------------------   November 30,  November 30,  November 30,
                   November 30,   November 30,     2000          1999          2000
                      2000           1999
                   (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                   ------------   ------------  ------------  ------------  ------------
REVENUES           $       -      $       -     $       -     $      -      $       -
                   ------------   ------------  ------------  ------------  ------------
EXPENSES
Consulting               2,510          6,125        20,010        6,125         26,135
Filing fees                 22            -              44          487            686
Legal and
 professional              -              -           8,724        5,843         14,567
Office and
 administrative          1,819             23        10,665          482         11,207
Depreciation and
 amortization              289            -             491          -              491
Web site
 maintenance               -              -          12,247          -           12,247
Transfer agent             107            -             872          558          1,430
                   ------------   ------------  ------------  ------------  ------------
TOTAL EXPENSES           4,747          6,148        53,053       13,495         66,763
                   ------------   ------------  ------------  ------------  ------------
LOSS FROM
 OPERATIONS             (4,747)        (6,148)      (53,053)     (13,495)       (66,763)

OTHER INCOME
 (EXPENSES)
Miscellaneous
 income                  1,219            -           1,917          -            1,917
                   ------------   ------------  ------------  ------------  ------------
LOSS BEFORE
 INCOME TAXES           (3,528)        (6,148)      (51,136)      (13,495)      (64,846)

INCOME TAXES               -              -             -             -             -
                   ------------   ------------  ------------  ------------  ------------
NET LOSS           $    (3,528)   $    (6,148)  $   (51,136)  $   (13,495)  $   (64,846)
                   ============   ============  ============  ============  ============
NET LOSS PER
 COMMON SHARE,
 BASIC & DILUTED   $      nil     $      nil     $    (0.01)   $      nil   $     (0.01)
                   ============   ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING,
 BASIC & DILUTED     4,433,037      4,300,000     4,430,238     4,300,000     4,359,523
                   ============   ============  ============  ============  ============

See accountant's review report and accompanying notes.

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                 Deficit       Total
                           Common Stock                        Accumulated     Stock-
                     --------------------------   Additiona    During the      holders'
                      Number of                    Paid-in     Development     Equity
                        Shares        Amount       Capital        Stage
                     ------------  ------------  ------------  ------------  ------------
Issuance of common
  stock for cash at
  $0.0001 per share     4,000,000  $       400   $     3,600   $      -      $     4,000

Issuance of common
  stock from private
  placement for cash
  at $0.10 per share      300,000           30        29,970          -           30,000

Loss for period
  ending February
   29, 2000                   -            -             -        (13,710)       (13,710)
                     ------------  ------------  ------------  ------------  ------------
Balance, February
  29, 2000              4,300,000          430        33,570      (13,710)        20,290

Issuance of common
  stock from private
  placement for cash
  at $0.675 per share     143,037           14        96,613          -           96,627

Issuance of common
  stock from private
  placement for cash
  at $0.25 per share       40,000            4         9,996          -           10,000

Refund of funds
  received from
  private placement       (50,000)          (5)       (4,995)         -           (5,000)

Loss for the three
  months ended
  November 30, 2000           -            -             -         (51,136)      (51,136)
                     ------------  ------------  ------------  ------------  ------------
Balance, November
  30, 2000
  (Unaudited)           4,433,037  $       443   $   135,184   $   (64,846)  $    70,781
                     ============  ============  ============  ============  ============






See accountant's review report and accompanying notes.

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                              From           From
                                                             March 12,     March 12,
                                                 Nine          1999          1999
                                                Months      (Inception)   (Inception)
                                                Ended         through        through
                                             November 30,   November 30,  November 30,
                                                2000           1999          2000
                                             (Unaudited)   (Unaudited)   (Unaudited)
                                             ------------  ------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net loss                                     $   (51,136)  $   (13,495)  $   (64,846)
Depreciation expense                                 491           -             491
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Increase in prepaid expense                   (3,600)          -          (3,600)
    Increase in accounts payable                     100           -             100
                                             ------------  ------------  ------------
Net cash (used) in operating activities          (54,145)      (13,495)      (67,855)
                                             ------------  ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Website development                               (7,485)          -          (7,485)
Purchase of equipment                             (1,254)          -          (1,254)
                                             ------------  ------------  ------------
Net cash (used) by investing activities           (8,739)          -          (8,739)
                                             ------------  ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Proceeds from sale of common stock               101,627        14,000       115,627
Proceeds from deferred stock subscriptions           -             -          20,000
                                             ------------  ------------  ------------
Net cash provided by financing activities        101,627        14,000       135,627
                                             ------------  ------------  ------------
Change in cash                                    38,743           505        59,033

Cash, beginning of period                         20,290           -             -
                                             ------------  ------------  ------------
Cash, end of period                          $    59,033   $       505   $    59,033
                                             ============  ============  ============

Supplemental cash flow disclosures:
Interest paid                                $       -     $       -     $       -
                                             ============  ============  ============
Income  taxes  paid                          $       -     $       -     $       -
                                             ============  ============  ============








See accountant's review report and accompanying notes.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Urbanfind, Inc., formerly Cyberbiz, Inc., (hereinafter "the Company") was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of providing a web site which specifically addresses the unique needs and preferences of the African American consumer. The Company maintains offices in Bellingham, Washington and in Vancouver, British Columbia. The Company's fiscal year-end is on the last calendar day of February.

On November 6, 2000, the Company amended its articles of incorporation to reflect the corporate name change to Urbanfind, Inc. from Cyberbiz, Inc.


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

Interim  Financial  Statements

The interim financial statements as of November 30, 2000 and for the three months ended November 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

At November 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision  for  Taxes

The Company had a cumulative net operating loss of approximately $60,000 for the period from March 12, 1999 (inception) through November 30, 2000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated net loss of $64,846 for the period March 12, 1999 (inception) to November 30, 2000 and had no sales. The future of the Company is dependent upon successful and profitable operations from its discount liquidation web site. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE  3  -  CASH

At November 30, 2000, the Company maintained a cash balance of $59,033 in a Canadian financial institution. The funds are valued in US dollars and are not insured.

NOTE  4  -  PREPAID  EXPENSES

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, and paid $7,200 for future office services and rent valued at $600 per month. The service agreement is in effect from June 1, 2000 through May 31, 2001. For the three month period ended November 30, 2000, $1,800 was recognized as office expense.

NOTE  5  -  PLANT,  PROPERTY  AND  EQUIPMENT

At November 30, 2000, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the three month period ended November 30, 2000 was $125.


NOTE  6  -  WEBSITE  DEVELOPMENT

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. Amortization expense for the three months ended November 30, 2000 was $164.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


NOTE  7  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2000, the Company did not have any preferred shares outstanding.

NOTE  8  -  COMMON  STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

On March 15, 1999, 4,000,000 shares of common stock were sold through a private placement at a price of $0.0001 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. Two additional private placements occurred on March 19, 1999 and February 17, 2000, wherein 100,000 shares and 200,000 shares, respectively, were sold at a price of $0.10 per share. The three private placements raised a total of $34,000, which proceeds were used for general corporate purposes.

During the three months period ended May 31, 2000, the Company sold 183,037 shares through three private placements at an average price of $0.58 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,627, which proceeds will be used in development and maintenance of the Company's web site. None of the shares issued during the three months period ended May 31, 2000 were issued to officers and directors.

On July 10, 2000, the Company refunded a subscriber of stock $5,000 in return for the 50,000 shares of common stock issued. The refund was equal to the amount paid by the subscriber for the shares returned.


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters that could impair its ability to proceed in the marketplace.

                                 URBANFIND INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has been exploring a variety of revenue models in the light of recent events in the internet environment."

The company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended 11/30/2000.

PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBANFIND, INC.

                                     /s/  Robin Lee
                                     ___________________________
Date:  January  12,  2001            Robin Lee
                                     President