Form 10KSB
period 2001-02-28
URBANFIND INC
filed 2001-05-29
CIK 1083321

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  February 28,  2001

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                              Urbanfind, Inc.
                         (Formerly Cyberbiz, Inc.)
                 (Name of small business issuer in its Charter)


             Delaware                                    91-1980708

____________________________________              _____________________________
(State  or  other  jurisdiction of                   (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

  2009 Iron Street,  Bellingham WA                                     98225
(Address  of  principal  executive  offices)                         (Zip Code)

                     Issuer's telephone number: (888) 332-5511

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $    0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (85,938), effective June 13, 1997, 62 F.R. 26387.] $ 0.00

                                 URBANFIND, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001





                                      INDEX
                                      -----


     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS
ITEM  2.     DESCRIPTION  OF  PROPERTY
ITEM  3.     LEGAL  PROCEEDINGS
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM  7.     FINANCIAL  STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

ITEM  10.     EXECUTIVE  COMPENSATION

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     PART  IV


ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

     SIGNATURES

                                 URBANFIND, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

         The Company is filing this Form 10KSB as part of the process of voluntarily becoming a reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT

         Urbanfind, Inc. (formerly Cyberbiz, Inc.) was incorporated in the State of Delaware on March 12, 1999 to engage in business on the internet.

         Urbanfind, Inc. owns and operates a web site on the Internet, the address is Urbanfind.com. The web site is designed to meet the unique needs and tastes of the Afro-American consumer. This strategy comes from the fact that this demographic market is not being adequately served at this time. Management feels that it is easier and more practical to market to a specific audience, however diverse their interests, tastes and spending patterns may be.

         Urbanfind is a search portal (a search engine driven web site) designed for revenue based on a click-through, and a percentage fee for sales generated by a click-through.

         Urbanfind.com uses the 20 most popular search engines on its home page, which the visitor can use with a click on that search engine. The visitor can also follow neatly arranged links to hand picked web sites offering news, business, sports, travel, weather, entertainment and shopping, all geared to the interests of the Afro-American consumer.

         The Company has now 1,000 hand picked links that have been selected for the quality and name recognition of their respective goods and services. The goal is to build to 2,000 hand picked links, at which point management feels that it will have run out of quality Afro-American sites.

         Traffic to the site will come from search engine results and print media exposure. Once users find Urbanfind.com they will be encouraged to stay on a long term basis. This is how the site will slowly grow to its target views per month.

                                 URBANFIND, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001



REPORTS  TO  SECURITY  HOLDERS


You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.  PROPERTIES

None.

ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MMATTER

(A)     MARKET  INFORMATION

There is no established public trading market for the Registrant's common equity. The Company's common stock has not traded at this time.

(B)     HOLDERS

         There are 43 holders of the common stock of  the  Company.

(C)     DIVIDENDS

        The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES

    During the period covered by this report the Company has sold no securities.

                                  URBANFIND, INC.
                                   FORM 10KSB

                        For the year ended February 28, 2001

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The Internet has created a new medium for advertising, marketing and sales. Most revenue of the Company will come from affiliated programs. Over two hundred potential online partners are prepared to pay commissions on revenues generated from users of Urbanfind.com.

         The Company will generate revenue through banner advertising. Banner ads pay a fee of $10.00 per thousand banner views. Management feels that with a targeted group there will be more traffic to the site; and the result is that the banner ads will generate more income.

         Another source of revenue is affiliate and co-branding. The North American affiliate program system is driven by three major market clearing houses, which is the internet equivalent of advertising agencies. This leads to a system called "Pay for Performance Advertising/Performance Marketing." Typically revenues from affiliate sales are 10% of the sale.

         The Company features 20 popular search engines. Users of Urbanfind.com are urged to use the search engines featured. Search engines typically pay between $.01 to $.06 for every search entered from the Urbanfind.com site.

       The Company has been focusing on securing a listing on the OTC Electronic Exchange. The Internet activities of the Company will be reviewed during the next 3 month period.

ITEM  7.     FINANCIAL  STATEMENTS

Financial  statements  of the Company meeting the requirements of Regulation S-B are  filed  on  the  succeeding  pages  as  listed  below:

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)

                                TABLE OF CONTENTS
                                February 28, 2001

INDEPENDENT  AUDITOR'S  REPORT                              1
FINANCIAL  STATEMENTS
     Balance  Sheets                                        2
     Statements  of  Operations                             3
     Statement  of  Stockholders'  Equity                   4
     Statements  of  Cash  Flows                            5
NOTES  TO  FINANCIAL  STATEMENTS                            6

Board  of  Directors
Urbanfind,  Inc.
(Formerly  Cyberbiz,  Inc.)
Bellingham,  WA

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheet of Urbanfind, Inc. (formerly Cyberbiz, Inc.), (a development stage enterprise), as of February 28, 2001, and February 29, 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from March 12, 1999 to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbanfind, Inc. (formerly Cyberbiz, Inc.), as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the years then ended and for the period from March 12, 1999 to February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in
Note 2, the Company has been in the development stage since its inception on March 12, 1999. The Company has recognized a loss of $84,965 from inception to the year ended February 28, 2001. This factor raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  22,  2001

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
BALANCE  SHEETS


                                               February  28,   February  29,
                                                  2001             2000
                                               -------------   -------------
ASSETS

CURRENT  ASSETS
  Cash                                         $     41,407    $     20,290
  Prepaid  expense                                   1,800              -
                                               -------------   -------------
               Total  Current  Assets                43,207          20,290
                                               -------------   -------------
PLANT,  PROPERTY  AND  EQUIPMENT
  Office  equipment                                   2,245             -
  Website  development                                7,485             -
  Accumulated depreciation and amortization          (1,625)            -
                                               -------------   -------------
      Total  Plant,  Property  and  Equipment         8,105             -
                                               -------------   -------------
          TOTAL  ASSETS                        $     51,312    $     20,290
                                               =============   ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts  payable                            $        650    $        -
                                               -------------   -------------
      Total  Current  Liabilities                       650             -
                                               -------------   -------------

COMMITMENTS  AND CONTINGENCIES                          -               -
                                               -------------   -------------
STOCKHOLDERS'  EQUITY
  Preferred stock, 20,000,000 shares
   authorized,  $0.0001 par value; no
   shares issued  and  outstanding                      -               -
  Common stock, 80,000,000 shares authorized,
   $0.0001  par  value; 4,433,037 and
    4,300,000 shares issued and
    outstanding,  respectively                          443             430
  Additional  paid-in-capital                       135,184          33,570
  Deficit accumulated during development
    Stage                                           (84,965)        (13,710)
                                               -------------   -------------
    Total  Stockholders'  Equity                     50,662          20,290
                                               -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     51,312    $     20,290
                                               =============   ==============







The accompanying notes are an integral part of these financial statements.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  OPERATIONS


                                                     From           From
                                                   March  12,     March  12,
                                                     1999           1999
                                       Year       (Inception)    (Inception)
                                      Ended         through        through
                                   February  28,  February  29,  February  28,
                                       2001           2000            2001
                                   -------------  -------------  -------------

REVENUES                           $      2,339   $        -     $      2,339
                                   -------------  -------------  -------------
EXPENSES
     Consulting                          27,010          6,125         33,135
     Filing  fees                            44            642            686
     Legal  and  professional            15,669          5,843         21,512
     Office  and  administrative         13,177            542         13,719
     Depreciation and amortization        1,625            -            1,625
     Web  site  maintenance              15,247            -           15,247
     Transfer  agent                        822            558          1,380
                                   -------------  -------------  -------------
          TOTAL  EXPENSES                73,594         13,710         87,304
                                   -------------  -------------  -------------

LOSS  BEFORE  INCOME  TAXES             (71,255)       (13,710)       (84,965)

INCOME  TAXES                               -              -              -
                                   -------------  -------------  -------------
NET  LOSS                          $    (71,255)  $    (13,710)  $    (84,965)
                                   =============  =============  =============

NET  LOSS  PER  COMMON  SHARE,
   BASIC  AND  DILUTED             $      (0.02)  $        nil   $      (0.02)
                                   =============  =============  =============

WEIGHTED  AVERAGE  NUMBER  OF
   COMMON  SHARES  OUTSTANDING,
   BASIC  AND  DILUTED                4,431,273      4,300,000      4,366,002
                                   =============  =============  =============
















The accompanying notes are an integral part of these financial statements.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                              Deficit
                                                              Accumulated
                    Common Stock                Additional    During        Total
                    --------------------------  Paid-in       Development   Stockholders'
                    Shares        Amount        Capital       Stage         Equity
                    ------------  ------------  ------------  ------------  ------------
Issuance of
  common  stock
  for cash at
  $0.0001
  per share            4,000,000  $       400   $     3,600   $       -     $     4,000

Issuance of
  common  stock
  from  private
  placement  for
  cash at $0.10
  per  share             300,000           30        29,970           -          30,000

Loss for period
  Ending
  Feb. 29, 2000              -            -             -         (13,710)      (13,710)
                    ------------  ------------  ------------  ------------  ------------
Balance,
  Feb. 29, 2000       4,300,000           430        33,570       (13,710)       20,290

Issuance of
  common  stock
  from private
  placement for
  cash at
  approximately
  $0.675 per share      143,037            14        96,613            -         96,627

Issuance of
  common  stock
  from private
  placement  for
  cash at $0.25
  per  share             40,000             4         9,996            -         10,000

Refund of funds
  received  from
  private placement
  at $0.10 per share    (50,000)           (5)       (4,995)           -        (5,000)

Loss for the
  year  ended
  Feb. 28,  2001            -             -             -         (71,255)      (71,255)
                    ------------  ------------  ------------  ------------  ------------
Balance,
  Feb. 28, 2001       4,433,037   $       443   $   135,184   $   (84,965)  $    50,662
                    ============  ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  CASH  FLOWS

                                                     From           From
                                                   March  12,     March  12,
                                                     1999           1999
                                       Year       (Inception)    (Inception)
                                      Ended         through        through
                                   February  28,  February  29,  February  28,
                                       2001           2000            2001
                                   -------------  -------------  -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net  loss                        $    (71,255) $     (13,710)  $    (84,965)
  Depreciation  expense                   1,625            -            1,625
Adjustments to reconcile net loss
  to net cash used by
  operating  activities:
    Increase in prepaid expense          (1,800)           -          (1,800)
    Increase in accounts payable            650            -             650
                                   -------------  -------------  -------------
Net cash (used) in operating
  Activities                            (70,780)       (13,710)       (84,490)
                                   -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website  development                   (7,484)           -           (7,484)
  Purchase  of  equipment                (2,245)           -           (2,245)
                                   -------------  -------------  -------------
Net cash (used) by investing
  Activities                             (9,729)           -           (9,729)
                                   -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of
    common stock                        101,626         34,000        135,626
                                   -------------  -------------  -------------
Net cash provided by financing
  Activities                            101,626         34,000        135,626
                                   -------------  -------------  -------------

Change  in  cash                         21,117         20,290         41,407

Cash,  beginning  of  period             20,290            -              -
                                   -------------  -------------  -------------
Cash,  end  of  period             $     41,407   $     20,290   $     41,407
                                   =============  =============  =============
Supplemental cash flow disclosures:
     Interest  paid                $        -     $        -     $        -
                                   =============  =============  =============
     Income  taxes  paid           $        -     $        -     $        -
                                   =============  =============  =============





The accompanying notes are an integral part of these financial statements.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation in March of 1999 and has not yet realized any revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation web site.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, prepaids, accounts payable, and accrued liabilities approximate their fair value.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At February 28, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue  Recognition
--------------------
The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

Compensated  Absences
---------------------
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision  for  Taxes
---------------------
The Company had a cumulative net operating loss of approximately $80,000 for the period from March 12, 1999 (inception) through February 28, 2001. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic  and  Diluted  Loss  Per  share
-------------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated net loss of $84,965 for the period March 12, 1999 (inception) to February 28, 2001 and had no sales. The future of the Company is dependent upon successful and profitable operations from its discount liquidation web site. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE  3  -  CASH

At February 28, 2001, the Company maintained a cash balance of $41,407 in a Canadian financial institution. The funds are valued in US dollars and are not insured.


NOTE  4  -  PREPAID  EXPENSES

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, and paid $7,200 for future office services and rent valued at $600 per month. The service agreement is in effect from June 1, 2000 through May 31, 2001. For the three month period ended February 28, 2001, $1,800 was recognized as office expense.

NOTE  5  -  PLANT,  PROPERTY  AND  EQUIPMENT

At February 28, 2001, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the year ended February 28, 2001 was $538.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  6  -  WEBSITE  DEVELOPMENT

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. Amortization expense for the year ended February 28, 2001 was $1,087.

NOTE  7  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of February 28, 2001, the Company did not have any preferred shares outstanding.

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

During the year ended February 28, 2001, the Company sold 183,037 shares through three private placements at an average price of $0.58 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,626, which proceeds will be used in development and maintenance of the Company's web site. None of the shares issued during the year ended February 28, 2001 were issued to officers and directors.

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

                                 URBANFIND, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001


ITEM  8.     CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL  DISCLOSURES

Since the registrant's inception, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

The Registrant has engaged Williams & Webster, P.S. as Independent Auditor for the fiscal year ended February 28, 2001.

                                    PART III

ITEM 9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)     IDENTIFICATION  OF  DIRECTORS

Set  forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
--------------------------     -------------------    -------------------
Robin Lee    (32)              President, Secretary,   Since 1999
                               Director


        Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

        Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

         Robin Lee: Mr. Lee is the President, Secretary and a Director of the Company. From 1989 to 2000 he has been the owner of PC People, a business that sells internet and computer related products and services.

(C)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The Registrant has no other employees.



(D)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

                                 URBANFIND, INC.

                                   FORM 10KSB
                        For the year ended February 28, 2001

(E)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM  10.     EXECUTIVE  COMPENSATION

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year.


ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

         There are presently 4,483,037 shares of the company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the company to own beneficially, more than five per cent of the company's common stock, and the officers and directors of the company.

                                        Shares of          Percent of
Name                                 Common Stock          ownership
- -----------------------------------------------------------------------------

Amber Associates                          385,000                 9%
Oxford House - 23 Commercial Street
St. Helier Jersey
Channel Islands

John P. Bullen                            360,000                 8%
80 Smith Street
Melbourne, Victoria, Australia

Mola Investments, Inc.                    390,000                 9%
Le 1Quesne Chambers
9 Burrard Street.
St. Helier Jersey

Robin Lee                               2,500,000                58%
3399 Kingsway Avenue
Vancouver, Canada

Joanne Loui                               365,000                 8%
1162 East Pender Street
Vancouver, Canada

Directors and Officers                  2,500,000                58%
as a group

                                 URBANFIND, INC.
                                   FORM 10KSB
                        For the year ended February 28, 2001

CHANGES  IN  CONTROL

There  are  no  arrangements  that  may  result  in  a  change in control of the

Registrant.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

PART  IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(A)     Exhibits  required  by  Item  601                               (1)

        (3)(i)     Articles  of  Incorporation                          (2)
        (3)(ii)    Bylaws.                                              (2)
        (13)       Annual report to security holders, Form 10Q
                   or  quarterly  report  to  security  holders.        (2)

                  (1)  Omitted  Exhibits  not  applicable
                  (2)  Incorporated  by  reference  to  previous  filing

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended February 28, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  May 29,  2001

Urbanfind, Inc.
Registrant

                    /s/ Robin Lee
                    _____________________________
                    President,  Secretary  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 29, 2001.

                    /s/ Robin Lee
                    _____________________________
                    Robin Lee
                    President,  Secretary  and  Director