Form 10QSB
period 2001-05-31
URBANFIND INC
filed 2001-07-30
CIK 1083321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  May 31, 2001

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

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       14

                                     PART II

ITEM  1     Legal  Proceedings                                               15

ITEM  2     Changes  in Securities                                           15

ITEM  3     Defaults  Upon Senior Securities                                 15

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      15

ITEM  5     Other  Information                                               15

ITEM  6     Exhibits and Reports on Form 8-K                                 15


Signatures                                                                   15

                                URBANFIND, INC.
                                   FORM 10 QSB
                 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

PART  I.  -  FINANCIAL  INFORMATION





                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                  MAY 31, 2001




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111


                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)

                                TABLE OF CONTENTS

                                  May 31, 2001



ACCOUNTANT'S  REVIEW  REPORT                              1

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

     Statements  of  Cash  Flows                          5

NOTES  TO  FINANCIAL  STATEMENTS                          6

Board  of  Directors
Urbanfind,  Inc.
Bellingham,  Washington

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of Urbanfind, Inc., formerly Cyberbiz, Inc., (a development stage enterprise) as of May 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the three months ended May 31, 2001, for the period from March 12, 1999 (inception) to May 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the periods ended February 28, 2001 and May 31, 2000 were audited by us and we expressed unqualified opinions on them in our reports dated May 22, 2001 and June 22, 2000, respectively. We have not performed any auditing procedures since February 28, 2001.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

July  27,  2001

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
BALANCE  SHEETS


                                                  May  31,         February  28,
                                                    2001               2001
                                               ---------------  ---------------

ASSETS

CURRENT  ASSETS
    Cash                                       $       37,725   $       41,407
    Prepaid  expense                                      -              1,800
                                               ---------------  ---------------
Total  Current  Assets                                 37,725           43,207
                                               ---------------  ---------------

PLANT,  PROPERTY  AND  EQUIPMENT
    Office  equipment                                   2,245            2,245
    Website  development                                7,485            7,485
    Accumulated depreciation and amortization          (2,740)          (1,625)
                                               ---------------  ---------------
Total  Plant,  Property  and  Equipment                 6,990            8,105
                                               ---------------  ---------------
          TOTAL  ASSETS                        $       44,715   $       51,312
                                               ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
    Accounts  payable                          $          268   $          650
                                               ---------------  ---------------
Total  Current  Liabilities                               268              650
                                               ---------------  ---------------

COMMITMENTS  AND CONTINGENCIES                            -                -
                                               ---------------  ---------------

STOCKHOLDERS'  EQUITY
    Preferred stock, 20,000,000 shares
      authorized, $0.0001 par value;
      no shares issued and outstanding                    -                -
    Common stock, 80,000,000 shares
      authorized, $0.0001 par value;
      10,433,037 and 4,433,037 shares issued
      and outstanding, respectively                     1,043              443
    Additional  paid-in-capital                       434,584          135,184
    Deficit accumulated during development
      Stage                                          (391,180)         (84,965)
                                               ---------------  ---------------
Total  Stockholders'  Equity                           44,447           50,662
                                               ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       44,715   $       51,312
                                               ===============  ===============





See accompanying notes and accountant's review report.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  OPERATIONS


                                                      From            From
                                                    March  12,      March  12,
                                      Three           1999             1999
                                      Months       (Inception)     (Inception)
                                      Ended          through         through
                                     May  31,        May  31,        May  31,
                                       2001            2000            2001
                                  --------------  --------------  --------------

REVENUES                          $           2   $         -     $       2,741
                                  --------------  --------------  --------------

EXPENSES
     Consulting                             -            23,625          33,135
     Compensation                       300,000             -           300,000
     Filing  fees                           175             642             861
     Legal  and  professional             1,850           8,843          23,362
     Office and administrative            2,562           7,127          16,281
     Depreciation and amortization        1,115              76           2,740
     Web  site  maintenance                  83          12,247          15,330
     Transfer  agent                        832             908           2,212
                                  --------------  --------------  --------------

TOTAL  EXPENSES                         306,617          53,468         393,921
                                  --------------  --------------  --------------

LOSS  FROM  OPERATIONS                 (306,215)        (53,468)       (391,180)

OTHER  INCOME  (EXPENSES)
     Miscellaneous  income                  -               638             -
                                  --------------  --------------  --------------

LOSS  BEFORE  INCOME  TAXES            (306,215)        (52,830)       (391,180)

INCOME  TAXES                               -               -               -
                                  --------------  --------------  --------------


NET  LOSS                         $    (306,215)  $     (52,830)  $    (391,180)
                                  ==============  ==============  ==============

NET LOSS PER COMMON SHARE,
  BASIC  AND  DILUTED             $       (0.07)  $       (0.01)  $       (0.09)
                                  ==============  ==============  ==============

WEIGHTED  AVERAGE  NUMBER  OF
  COMMON  SHARES  OUTSTANDING,
  BASIC  AND  DILUTED                 4,628,689       4,321,463       4,395,838
                                  ==============  ==============  ==============






See accompanying notes and accountant's review report.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                             Deficit
                        Common  Stock                        Accumulated
                   --------------------------  Additional    During        Total
                   Number                      Paid-In       Development   Stockholders'
                   of Shares     Amount        Capital       Stage         Equity
                   ------------  ------------  ------------  ------------  ------------
Issuance of common
  stock for cash at
  $0.0001 per share   4,000,000  $       400   $     3,600           -     $     4,000
Issuance of common
  stock from private
  placement for cash
  at $0.10 pe  share    300,000           30        29,970           -          30,000
Loss for period
  ending
  Feb. 29, 2000             -            -             -         (13,710)      (13,710)
                   ------------  ------------  ------------  ------------  ------------
Balance,
  Feb. 29, 2000       4,300,000          430        33,570       (13,710)       20,290

Issuance of common
  stock from private
  placement for cash
  at approximately
  $0.675 per share      143,037           14        96,613            -         96,627
Issuance of common
  stock from private
  placement for cash
  at $0.25 per share     40,000             4        9,996            -         10,000
Refund of funds
  received from private
  placement at $0.10
  per  share            (50,000)          (5)       (4,995)           -         (5,000)
Loss for the year
  Ended Feb. 28, 2001       -            -             -          (71,255)      (71,255)
                   ------------  ------------  ------------  ------------  ------------
Balance,
  Feb. 28, 2001       4,433,037          443       135,184       (84,965)       50,662

Issuance of common
  stock for
  compensation at
  $.05  per  share    6,000,000          600       299,400           -         300,000
Loss for the period
  Ending May 31, 2001      -            -             -        (306,215)     (306,215)
                   ------------  ------------  ------------  ------------  ------------
Balance,
  May 31, 2001       10,433,037        1,043       434,584      (391,180)       44,447
                   ============  ============  ============  ============  ============




See accompanying notes and accountant's review report.

URBANFIND,  INC.
(FORMERLY  CYBERBIZ,  INC.)
(A  DEVELOPMENT  STAGE  ENTERPRISE)
STATEMENTS  OF  CASH  FLOWS

                                                      From            From
                                                    March  12,      March  12,
                                      Three           1999             1999
                                      Months       (Inception)     (Inception)
                                      Ended          through         through
                                     May  31,        May  31,        May  31,
                                       2001            2000            2001
                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                      $    (306,215)  $     (52,830)  $    (391,180)
    Depreciation and amortization
      expense                             1,115              76           2,740
    Adjustments to reconcile net
      loss to net cash used by
      operating  activities:
        Decrease in prepaid expense       1,800          (7,200)            -
        Compensation                    300,000             -           300,000
        (Decrease) in accounts
           payable                         (382)            150            268
                                  --------------  --------------  --------------
Net cash (used) in operating
  Activities                             (3,682)        (59,804)        (88,172)
                                  --------------  --------------  --------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Website development                     -               -            (7,484)
    Purchase of equipment                   -            (1,254)         (2,245)
                                  --------------  --------------  --------------
Net cash (used) by investing
  Activities                               -             (1,254)         (9,729)
                                  --------------  --------------  --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from sale of
      common  stock                        -            120,627         135,626
    Proceeds from deferred
      stock subscriptions                  -             20,000             -
                                  --------------  --------------  --------------
Net cash provided by financing
  Activities                               -            140,627         135,626
                                  --------------  --------------  --------------
Change  in  cash                         (3,682)         79,569          37,725
Cash, beginning of period                41,407             -               -
                                  --------------  --------------  --------------
Cash,  end  of  period            $      37,725   $      79,569   $      37,725
                                  ==============  ==============  ==============
Supplemental cash flow disclosures:
     Interest  paid               $         -     $         -     $         -
                                  ==============  ==============  ==============
     Income  taxes  paid          $         -     $         -     $         -
                                  ==============  ==============  ==============
Non-cash transactions:
     Common stock issued for
       compensation               $     300,000   $         -     $     300,000
                                  ==============  ==============  ==============
See accompanying notes and accountant's review report.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation in March of 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation web site.

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

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, prepaids, accounts payable, and accrued liabilities approximate their fair value.

In  Derivative  Instruments
---------------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At May 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities

Revenue  Recognition
--------------------
The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

Compensated  Absences
---------------------
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At May 31, 2001, the Company had net deferred tax assets of approximately $27,000 principally arising from net operating loss carryforwards for income tax purposes, and stock issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2000.

At May 31, 2001, the Company has net operating loss carryforwards of approximately $91,180, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded. Prior to the company's stock being publicly traded, the common stock was valued based upon projected trading value from the company's market maker.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has an accumulated net loss of $391,180 for the period March 12, 1999 (inception) to May 31, 2001 and had minimal sales.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

At May 31, 2001, the Company maintained a cash balance of $37,725 in a Canadian financial institution. The funds are valued in US dollars and are not insured.

NOTE  4  -  PREPAID  EXPENSES

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, and paid $7,200 for future office services and rent valued at $600 per month. The service agreement is in effect from June 1, 2000 through May 31, 2001. For the three month period ended May 31, 2001, $1,800 was recognized as office expense.

NOTE  5  -  PLANT,  PROPERTY  AND  EQUIPMENT

At May 31, 2001, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended May 31, 2001 was $172.


NOTE  6  -  WEBSITE  DEVELOPMENT

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months.
Amortization  expense  for  the  period  ended  May  31,  2001  was  $943.

NOTE  7  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of May 31, 2001, the Company did not have any preferred shares outstanding.

                                  URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

During the year ended February 28, 2001, the Company sold 183,037 shares through three private placements at an average price of $0.58 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,627, which proceeds will be used in development and maintenance of the Company's web site. None of the shares issued during the year ended February 28, 2001 were issued to officers or directors.

During the three month period ended May 31, 2001, the Company issued 6,000,000 shares of common stock for compensation. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The fair market value of the stock on the issue date was $300,000. The stock was issued by the Board of Directors per a management agreement.


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters that could impair its ability to proceed in the marketplace.

                                 URBANFIND INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

Urbanfind, Inc., formerly Cyberbiz, Inc., (hereinafter "the Company"), was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic search engine venture.

RESULTS  OF  OPERATIONS

The Company operates a search engine web site called Urbanfind.com. Urbanfind.com is designed to service the Afro-American Community. The Company is planning to derive income from banner and click through revenues. Once Urbanfind.com has established a presence as a destination site for the Afro American Community the Company will endeavor to focus on selling space to businesses targeted toward the Afro American Community. When this milestone is attained the Company will spawn off subsidiary web sites on a regional basis thereby allowing local businesses and services to target this demographic. The company envisions that in due course a web site user will be able enter their zip code and thereby be exposed to select local businesses

The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. Urbanfind, Inc incurred an accumulated deficit of $88,598 for the period from March 12, 1999 (inception) to May 31, 2001 and had sales of $403.75 in the current quarter.

The Company does not have any liabilities other than those shown in the financial statements. The Company is not aware of any legal action or litigation of any kind.

The future of the Company will be dependent upon its ability to obtain financing and additional capital through private placements of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                 URBANFIND INC.
                                   FORM 10 QSB
                FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

URBANFIND, INC.

                                     /s/  Robin Lee
                                     ___________________________
Date:  July  30,  2001               Robin Lee
                                     President