Form 10QSB
period 2001-08-31
URBANFIND INC
filed 2001-10-05
CIK 1083321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  August 31, 2001

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

Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,433,037

Transitional Small Business Disclosure Format (check one);    Yes  ( )  No  (X)

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       14

                                     PART II

ITEM  1     Legal  Proceedings                                               14

ITEM  2     Changes  in Securities                                           14

ITEM  3     Defaults  Upon Senior Securities                                 14

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      14

ITEM  5     Other  Information                                               14

ITEM  6     Exhibits and Reports on Form 8-K                                 14


Signatures                                                                   15

                                URBANFIND, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

PART  I.  -  FINANCIAL  INFORMATION







                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                 AUGUST 31, 2001







                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111








                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)

                                TABLE OF CONTENTS

                                 August 31, 2001



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

     Statements  of  Cash  Flows                                 5

NOTES  TO  FINANCIAL  STATEMENTS                                 6

Board  of  Directors
Urbanfind,  Inc.
Bellingham,  Washington

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of Urbanfind, Inc., formerly Cyberbiz, Inc., (a development stage enterprise) as of August 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the six months ended August 31, 2001, for the period from March 12, 1999 (inception) to August 31, 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

September  28,  2001

                                URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                  August  31,     February  28,
                                                     2001             2001
                                                  (Unaudited)
                                                ---------------  ---------------
ASSETS
  CURRENT  ASSETS
    Cash                                        $       10,466   $       41,407
    Prepaid  expense                                       -              1,800
                                                ---------------  ---------------
       Total  Current  Assets                           10,466           43,207
                                                ---------------  ---------------
PLANT,  PROPERTY  AND  EQUIPMENT
    Office  equipment                                    7,240            2,245
    Website  development                                22,485            7,485
    Accumulated depreciation and amortization           (7,030)          (1,625)
                                                ---------------  ---------------
      Total Plant, Property and Equipment               22,696            8,105
                                                ---------------  ---------------
      TOTAL  ASSETS                             $       33,162   $       51,312
                                                ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
  CURRENT  LIABILITIES
    Accounts  payable                           $        1,800   $          650
    Interest  payable                                       58              -
                                                ---------------  ---------------
      Total  Current  Liabilities                        1,858              650
                                                ---------------  ---------------
  LONG  TERM  LIABILITIES
    Notes  payable                              $        6,500   $          -
                                                ---------------  ---------------
      Total  Long  Term  Liabilities                     6,500              -
                                                ---------------  ---------------
COMMITMENTS  AND CONTINGENCIES                             -                -
                                                ---------------  ---------------

STOCKHOLDERS'  EQUITY
  Preferred stock, 20,000,000 shares
    authorized, $0.0001 par value; no
    shares  issued  and  outstanding                       -                -
  Common stock, 80,000,000 shares authorized,
    $0.0001 par value; 10,433,037 and
    4,433,037  shares  issued and
    outstanding,  respectively                           1,043              443
  Additional  paid-in-capital                          434,584          135,184
  Deficit accumulated during development stage        (410,823)         (84,965)
                                                ---------------  ---------------
      Total  Stockholders'  Equity                      24,804           50,662
                                                ---------------  ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       33,162   $       51,312
                                                ===============  ===============


See accompanying notes and accountant's review report.

                                URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                               From
                                                                             March 12,
                                                                               1999
                                                                            (Inception)
                   For the Three Months Ended    For the Six Months Ended      Through
                   ---------------------------  --------------------------  August 31,
                   August  31,    August 31,     August 31,    August 31,       2001
                      2001           2000          2001          2000
                   (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                   ------------   ------------  ------------  ------------  ------------
REVENUES           $       -      $       -     $       -     $      -      $       -
                   ------------   ------------  ------------  ------------  ------------
EXPENSES
  Consulting             8,150            -           8,150        17,500        41,285
  Compensation             -              -         300,000           -         300,000
  Filing  fees             -               22           175            22           861
  Legal and
    professional         4,000          5,724         5,850         8,724        27,362
  Office and
   administrative        3,147          2,261         5,709         8,846        19,428
  Depreciation and
    amortization         4,291            126         5,406           202         7,031
  Web site
    maintenance            -              -              83        12,247        15,330
  Interest  expense         55            -              55           -              55
  Transfer  agent          -              415           832           765         2,212
                   ------------   ------------  ------------  ------------  ------------
TOTAL EXPENSES          19,643          8,548       326,260        48,306       413,564
                   ------------   ------------  ------------  ------------  ------------
LOSS FROM
  OPERATIONS           (19,643)        (8,548)     (326,260)      (48,306)     (413,564)
OTHER  INCOME  (EXPENSES)
  Miscellaneous
   income                  -               60          402            698         2,741
                   ------------   ------------  ------------  ------------  ------------
LOSS BEFORE
  INCOME  TAXES        (19,643)        (8,488)     (325,858)      (47,608)     (410,823)

INCOME  TAXES              -              -             -             -             -
                   ------------   ------------  ------------  ------------  ------------
NET  LOSS          $   (19,643)   $    (8,488)  $  (325,858)  $   (47,608)  $  (410,823)
                   ============   ============  ============  ============  ============

NET LOSS PER COMMON
SHARE, BASIC AND
DILUTED            $       nil    $       nil   $     (0.04)  $     (0.01)  $     (0.08)
                   ============   ============  ============  ============  ============
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING,
BASIC AND DILUTED   10,433,037      4,454,233     7,530,863     4,428,854     5,011,606
                   ============   ============  ============  ============  ============

See accompanying notes and accountant's review report.

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Deficit       Total
                           Common Stock                        Accumulated     Stock-
                     --------------------------   Additiona    During the      holders'
                      Number of                    Paid-in     Development     Equity
                        Shares        Amount       Capital        Stage
                     ------------  ------------  ------------  ------------  ------------
Issuance of common
  stock for cash
  at $0.0001 per
  share                 4,000,000  $       400   $     3,600   $       -     $     4,000
Issuance of common
  stock from private
  placement for cash
  at $0.10 per share      300,000           30        29,970           -          30,000
Loss for period
  Ending Feb. 29, 2000       -             -             -         (13,710)      (13,710)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  February 29, 2000     4,300,000          430        33,570       (13,710)       20,290

Issuance of common
  stock from private
  placement for cash
  at approximately
  $0.675 per share        143,037           14        96,613           -          96,627
Issuance of common
  stock from private
  placement for cash
  at $0.25 per share       40,000            4         9,996           -          10,000
Refund of funds
  received from
  private placement
  at $0.10 per share      (50,000)          (5)       (4,995)          -          (5,000)
Loss for the year
  ended Feb. 28, 2001         -           -              -         (71,255)      (71,255)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  Feb.  28,  2001       4,433,037         443        135,184       (84,965)       50,662

Issuance of common
  stock for
  compensation at
  $.05 per share       6,000,000          600        299,400           -         300,000
Loss for the six
  months ending
  August 31, 2001            -            -              -        (325,858)     (325,858)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  Aug. 31, 2001        10,433,037  $    1,043    $   434,584   $  (410,823)  $    24,804
                     ============  ============  ============  ============  ============


See accompanying notes and accountant's review report.

                                 URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                             From
                                                                           March 12,
                                                                             1999
                                                 Six Months Ended        (Inception)
                                             --------------------------   through
                                              August 31,    August 31,   August 31,
                                                2001           2000          2001
                                             (Unaudited)   (Unaudited)   (Unaudited)
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                                  $  (325,858)  $   (47,608)  $  (409,022)
  Depreciation and amortization expense            5,405           202         7,030
  Compensation paid with stock                   300,000           -         300,000
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Increase in prepaid expense                  1,800        (5,400)          -
      Increase (decrease) in accounts payable      1,207           100            57
                                             ------------  ------------  ------------
Net cash (used) in operating activities          (17,446)      (52,706)     (101,935)
                                             ------------  ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Website  development                           (15,000)          -         (22,484)
  Purchase  of  equipment                         (4,995)       (1,254)       (7,241)
                                             ------------  ------------  ------------
Net  cash  (used) by investing activities        (19,995)       (1,254)      (29,725)
                                             ------------  ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  from  note  payable                    6,500           -           6,500
  Proceeds from sale of common stock                 -         101,627       135,626
                                             ------------  ------------  ------------
Net cash provided by financing activities          6,500       101,627       142,126
                                             ------------  ------------  ------------
Change  in  cash                                 (30,941)       47,667        10,466

Cash,  beginning  of  period                      41,407        20,290           -
                                             ------------  ------------  ------------
Cash,  end  of  period                       $    10,466   $    67,957   $    10,466
                                             ============  ============  ============

Supplemental cash flow disclosures:
Interest paid                                $       -     $       -     $       -
                                             ============  ============  ============
Income  taxes  paid                          $       -     $       -     $       -
                                             ============  ============  ============
Non-cash transactions:
  Common stock issued for compensation       $   300,000   $       -     $   300,000
                                             ============  ============  ============




See accompanying notes and accountant's review report.

                                   URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

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

                                   URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At August 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities

Revenue  Recognition
--------------------
The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

Compensated  Absences
---------------------
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

                                   URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At August 31, 2001, the Company had net deferred tax assets of approximately $102,000 principally arising from net operating loss carryforwards for income tax purposes, and stock issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2001.

At August 31, 2001, the Company has net operating loss carryforwards of approximately $109,000, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

                                   URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As  shown  in  the  accompanying  financial   statements,  the  Company  has  an
accumulated net loss of $408,324 for the period March 12, 1999 (inception) to August 31, 2001 and had minimal sales.

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

At August 31, 2001, the Company maintained a cash balance of $10,466 in a Canadian financial institution. The funds are valued in US dollars and are not insured.

NOTE  4  -  SERVICE  AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the three months ended August 31, 2001, $1,800 has been accrued.

NOTE  5  -  PLANT,  PROPERTY  AND  EQUIPMENT

At August 31, 2001, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended August 31, 2001 was $513.

NOTE  6  -  WEBSITE  DEVELOPMENT

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize website development costs.

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended August 31, 2001 was $3,777.

                                   URBANFIND, INC.
                            (FORMERLY CYBERBIZ, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  7  -  PREFERRED  STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of August 31, 2001, the Company did not have any preferred shares outstanding.

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

No  stock  was  issued  during  the  three  months  ending  August  31,  2001.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters that could impair its ability to proceed in the marketplace.

                                 URBANFIND INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

The Company is planning to derive income from banner and click through revenues Once Urbanfind.com has established a presence as a destination site for the Afro American Community the Company will endeavor to focus on selling space to businesses targeted toward the Afro American Community. When this milestone is attained the Company will spawn off subsidiary web sites on a regional basis thereby allowing local businesses and services to target this demographic. The company envisions that in due course a web site user will be able enter their zip code and thereby be exposed to select local businesses

The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia.

Urbanfind, Inc incurred an accumulated deficit of $410,823 for the period from March 12, 1999 (inception) to August 31, 2001 and had no sales in the current quarter.

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

                                 URBANFIND INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

URBANFIND, INC.

                                     /s/  Robin Lee
                                     ___________________________
Date:  October 5,  2001              Robin Lee
                                     President