Form 10QSB
period 2001-11-30
URBANFIND INC
filed 2001-12-06
CIK 1083321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended November 30, 2001

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the transition period                   to
                                 -----------------    -----------------

          Commission File Number     000-30965
                                ---------------------


                                 URBANFIND, INC.
      ---------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


        Delaware                                         91-1980708
---------------------------------        ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
-------------------------------
 incorporation or organization)
 ------------------------------


10229 19th Avenue SW
Seattle, Washington                                       98146
----------------------------------------        ----------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:          888-332-5511
                                                ----------------------------

                                   None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year end, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of November 30, 2001.

                         PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending February 28, 2002.

                                URBANFIND, INC.
                        (A Development Stage Company)


                             FINANCIAL STATEMENTS


                                NOVEMBER 30, 2001
                                  (Unaudited)

                                URBANFIND, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                                 (Unaudited)



--------------------------------------------------------------------------------
                                                      NOVEMBER 30    FEBRUARY 28
                                                         2001           2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $     6,980   $    41,407
   Prepaid expenses                                          -            1,800
                                                      -------------------------
                                                            6,980        43,207


Capital Assets, net                                        20,295         8,105
                                                      -------------------------

                                                      $    27,275   $    51,312
================================================================================

LIABILITIES

Current
   Accounts payable                                   $     3,600   $       650
   Interest payable                                           218          -
                                                      -------------------------
                                                            3,818           650


Long Term Notes Payable                                     6,500          -
                                                      -------------------------
                                                           10,318           650
                                                      -------------------------

SHAREHOLDERS' EQUITY

  Authorized:
   80,000,000 common shares, par value
      $0.0001 per share
   20,000,000 preferred shares, par value
      $0.0001 per share

  Issued and outstanding:
   10,433,037 common shares at November 30, 2001 and
   4,433,037 common shares at February 28, 2001             1,043           443

  Additional paid-in capital                              434,584       135,184

Deficit                                                  (418,670)      (84,965)
                                                      -------------------------
                                                           16,957        50,662
                                                      -------------------------

                                                      $    27,275   $    51,312
================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                     AUGUST 17
                                                THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                                   NOVEMBER 30                  NOVEMBER 30         NOVEMBER 300
                                                2001          2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------
Revenue
   Miscellaneous income                    $     -       $    1,219    $      402    $    1,917    $    2,741

Expenses
   Consulting                                    -            2,510         8,150        20,010        41,285
   Filing and transfer agent fees                 558           129         1,565           916         3,631
   Professional expenses                        1,500          -            7,350         8,724        28,862
   Website maintenance                           -             -               83        12,247        15,330
   Depreciation                                 2,400           289         7,806           491         9,431
   Interest expense                               163          -              218          -              218
   General and administrative                   3,226         1,819         8,935        10,665        22,654
   Compensation                                  -             -          300,000          -          300,000
                                           --------------------------------------------------------------------

Net Loss For The Period                         7,847         3,528       333,705        51,136    $  418,670
                                                                                                   ============

Deficit, Beginning Of Period                  410,823        61,318        84,965        13,710
                                           ----------------------------------------------------

Deficit, End Of Period                     $  418,670    $   64,846    $  418,670    $   64,846
===============================================================================================

Net Loss Per Share                         $     0.01    $     0.01    $     0.01    $     0.01
===============================================================================================

Weighted Average Number Of Common
 Shares Outstanding                        10,433,037     4,433,037     8,491,219     4,430,238
===============================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                     AUGUST 17
                                                THREE MONTHS ENDED          NINE MONTHS ENDED         1999 TO
                                                   NOVEMBER 30                  NOVEMBER 30         NOVEMBER 300
                                                2001          2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                 $   (7,847)   $   (3,528)   $ (333,705)   $  (51,136)   $ (418,670)

Adjustments To Reconcile Net Loss To
 Net Cash By Operating Activities
   Compensation paid with stock                  -             -          300,000          -          300,000
   Depreciation                                 2,400           289         7,806           491         9,430
   Accounts payable                             1,800          -            2,950           100         3,600
   Prepaid expenses                              -            1,800         1,800        (3,600)         -
   Interest payable                               161          -              217          -              219
                                           --------------------------------------------------------------------
                                               (3,486)       (1,439)      (20,932)      (54,145)     (105,421)
                                           --------------------------------------------------------------------

Cash Flows From Financing Activities
   Notes payable                                 -             -            6,500          -            6,500
   Common stock issued                           -             -             -          101,627       135,626
                                           --------------------------------------------------------------------
                                                 -             -            6,500       101,627       142,126
                                           --------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment                         -             -           (4,995)       (1,254)       (7,241)
   Website development                           -           (7,485)      (15,000)       (7,485)      (22,484)
                                           --------------------------------------------------------------------
                                                 -           (7,485)      (19,995)       (8,739)      (29,725)
                                           --------------------------------------------------------------------

Increase (Decrease) In Cash                    (3,486)       (8,924)      (34,427)       38,743         6,980

Cash, Beginning Of Period                      10,466        67,957        41,407        20,290          -
                                           --------------------------------------------------------------------

Cash, End Of Period                        $    6,980    $   59,033    $    6,980    $   59,033    $    6,980
===============================================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                               November 30, 2001
                                  (Unaudited)

                                                                                         DEFICIT
                                                       COMMON STOCK                     ACCUMULATED
                                        -------------------------------------------
                                            NUMBER                       ADDITIONAL     DURING THE
                                              OF                          PAID-IN       DEVELOPMENT
                                            SHARES        AMOUNT          CAPITAL          STAGE        TOTAL
                                        ------------------------------------------------------------------------
Issuance of common stock from
 private placement for cash at
 $0.001 per share                        4,000,000     $       400    $     3,600    $      -       $     4,000

Issuance of common stock from
 private placement for cash at
 $0.10 per share                           300,000              30         29,970           -            30,000

Loss for the period ended
 February 29, 2000                            -               -              -           (13,710)       (13,710)
                                        ------------------------------------------------------------------------

Balance, February 29, 2000               4,300,000             430         33,570        (13,710)        20,290

Issuance of common stock from
 private placement for cash at
 approximately $0.675 per share            143,037              14         96,613           -            96,627

Issuance of common stock from
 private placement for cash at
 $0.25 per share                            40,000               4          9,996           -            10,000

Refund of funds received from
 private placement at $0.10 per
 share                                     (50,000)             (5)        (4,995)          -            (5,000)

Loss for the year ended
 February 28, 2001                            -               -              -           (71,255)       (71,255)
                                        ------------------------------------------------------------------------

Balance, February 28, 2001               4,433,037             443        135,184        (84,965)        50,662

Issuance of common stock
 for compensation at $0.05
 per share                               6,000,000             600        299,400           -           300,000

Loss for the period ended
 November 30, 2001                            -               -              -          (333,705)      (333,705)
                                        ------------------------------------------------------------------------

Balance, November 30, 2001              10,433,037     $     1,043    $   434,584    $  (418,670)   $    16,957
                                        ========================================================================

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Urbanfind, Inc., formerly Cyberbiz, Inc., (hereinafter "the Company") was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of providing a website which specifically addresses the unique needs and preferences of the African American consumer. The Company maintains offices in Bellingham, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is the last calendar day of February.

     On November 6, 2000, the Company amended its articles of incorporation to reflect the corporate name change to Urbanfind, Inc. from Cyberbiz, Inc.

2.   SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     a)   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting.

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, November 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year

     c)   Development Stage Activities

          The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Use of Estimates

          The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     e)   Fair Value of Financial Instruments

          The carrying amounts for cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value.

     f)   Derivative Instruments

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

          At November 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     g)   Revenue Recognition

          The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h)   Compensated Absences

          Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

     i)   Provision for Taxes

          At November 30, 2001, the Company had an accumulated net operating loss of $418,670, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

     j)   Basic and Diluted Loss Per Share

          Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same as there were no common stock equivalents outstanding.

     k)   Reclassifications

          Certain amounts from prior periods have been reclassified to conform with the current period's presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

     l)   Employee and Non-Employee Stock Compensation

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

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company had an accumulated net loss of $418,670 for the period from March 12, 1999 (inception) to November 30, 2001, and had minimal sales.

          The future of the Company is dependent upon successful and profitable operations from its discount liquidation website. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

          Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.   CASH

     At November 30, 2001, the Company maintained a cash balance of $6,980 in a Canadian financial institution. The funds are valued in U.S. dollars and are not insured.

4.   SERVICE AGREEMENT

     On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001 $7,200 had been expensed and paid per this agreement. For the six months ended November 30, 2001, $3,600 has been accrued.

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


5.   PLANT, PROPERTY AND EQUIPMENT

     At November 30, 2001, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended November 30, 2001 was $509.

6.   WEBSITE DEVELOPMENT

     Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 - "Accounting for Website Development Costs". In accordance with this early adoption, the Company will henceforth capitalize website development costs.

     In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended November 30, 2001 was $1,890.

7.   PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2001, the Company did not have any preferred shares issued or outstanding.

8.   COMMON STOCK

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

                                URBANFIND, INC.
                           (Formerly Cyberbiz, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              NOVEMBER 30, 2001
                                  (Unaudited)


8.   COMMON STOCK (Continued)

     On July 10, 2000, the Company refunded a subscriber of stock $5,000 in return for the 50,000 shares of common stock issued. The refund was equal to the amount paid by the subscriber for the shares returned.

     During the year ended February 28, 2001, the Company sold 183,037 shares through three private placements at an average price of $0.58 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,627, which proceeds will be used in development and maintenance of the Company's website. None of the shares issued during the year ended February 28, 2001 were issued to officers or directors.

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

     No stock was issued during the six months ended November 30, 2001.


9.   COMMITMENTS AND CONTINGENCIES

     The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.

Item 2.   Management's Discussion and Analysis or Plan of Operations


OVERVIEW
--------

Urbanfind, Inc., formerly Cyberbiz, Inc., was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic search engine venture.

Management has been exploring a variety of revenue models in the light of recent events in the internet environment.

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended November 30, 2001.


RESULTS OF OPERATIONS
---------------------

The Company operates a search engine website called Urbanfind.com. Urbanfind.com is designed to service the Afro-American community.

The Company is planning to derive income from banner and click through revenues. Once Urbanfind.com has established a presence as a destination site for the Afro-American community, the Company will endeavour to focus on selling space to businesses targeted toward the Afro-American community. When this milestone is attained, the Company will spawn off subsidiary websites on a regional basis thereby allowing local businesses and services to target this demographic. The Company envisions that in due course a website user will be able to enter their zip code and thereby be exposed to select local businesses.

The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia.

Urbanfind, Inc. incurred an accumulated deficit of $418,670 for the period from March 12, 1999 (inception) to November 30, 2001, and had no sales in the current quarter.

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

                           PART 2 - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                      SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBANFIND, INC.



Date:     December 5, 2001
     ----------------------------------------



By:       /s/ Robin Lee
     ----------------------------------------
     Robin Lee, President