Form 10KSB
period 2002-02-28
URBANFIND INC
filed 2002-04-22
CIK 1083321

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended February 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    URBANFIND, INC.
                                    ---------------
                    (Name of small business issuer in its Charter)

          Delaware                                            91-1980708
          --------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                          Identification Number)

  2009 Iron Street, Bellingham, WA                              98225
  --------------------------------                              -----
(Address of principal executive offices)                      (Zip Code)

                     Issuer's telephone number: (360) 647-3170

Securities registered under Section 12(b) of the Exchange Act:

                                       NONE

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                     -----------------------------------------
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year                 $   0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

[Amended in release No. 33-7419 (85,938), effective June 13, 1997, 62 F.R.
26387]                                                                  $   0.00

                                 URBANFIND, INC.

                                   FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002


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


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company is filing this Form 10-KSB as part of the process of voluntarily becoming a reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT
--------------------

Urbanfind, Inc. was incorporated in the State of Delaware on March 12, 1999 to engage in business on the internet.

Urbanfind, Inc. owns and operates a website on the internet, the address is Urbanfind, Inc.com. The website is designed to meet the unique needs and tastes of the Afro-American consumer. This strategy comes from the fact that this demographic market is not being adequately served at this time. Management feels that it is easier and more practical to market to a specific audience, however diverse their interests, tastes and spending patterns may be.

Urbanfind is a search portal (a search engine driven website) designed for revenue based on a click-through, and a percentage fee for sales generated by a click-through.

Urbanfind.com uses the 20 most popular search engines on its home page, which the visitor can use with a click on that search engine. The visitor can also follow neatly arranged links to hand picked websites offering news, business, sports, travel, weather, entertainment and shopping, all geared to the interests of the Afro-American consumer.

The Company has now 1,000 hand picked links that have been selected for the quality and name recognition of their respective goods and services. The goal is to build to 2,000 hand picked links, at which point, management feels that is will have run out of quality Afro-American sites.

Traffic to the site will come from search engine results and print media exposure. Once users find Urbanfind.com, they will be encouraged to stay on a long term basis. This is how the site will slowly grow to its target views per month.

                                 URBANFIND, INC.

                                   FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002


REPORTS TO SECURITY HOLDERS
---------------------------

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.


ITEM 2.   PROPERTIES

None


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

a)   Market Information

     There is no established public trading market for the Registrant's common equity. The Company's common stock has not traded at this time.

b)   Holders

     There are 43 holders of the common stock of the Company.

c)   Dividends

     The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

                                 URBANFIND, INC.

                                   FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002


d)   Unregistered Sales

     During the period covered by this report, the Company has sold no securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The internet has created a new medium for advertising, marketing and sales. Most revenue of the Company will come from affiliated programs. Over two hundred potential online partners are prepared to pay commissions on revenues generated from users of Urbanfind.com.

The Company will generate revenue through banner advertising. Banner ads pay a fee of $10.00 per thousand banner views. Management feels that with a targeted group, there will be more traffic to the site; and the result is that the banner ads will generate more income.

Another source of revenue is affiliate and co-branding. The North American affiliate program system is driven by three major market clearing houses, which is the internet equivalent of advertising agencies. This leads to a system called "Pay for Performance Advertising/Performance Marketing". Typically, revenues from affiliate sales are 10% of the sale.

The Company features 20 popular search engines. Users of Urbanfind.com are urged to use the search engines featured. Search engines typically pay between $0.01 to $0.06 for every search entered from the Urbanfind.com site.

The Company has been focusing on securing a listing on the OTC Electronic Exchange. The internet activities of the Company will be reviewed during the next three month period.


ITEM 7.   FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                 URBANFIND, INC.
                         (A Development Stage Company)

                               FINANCIAL STATEMENTS


                            FEBRUARY 28, 2002 AND 2001

                                                                          MORGAN
                                                                       & COMPANY
                                                           CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT


To the Shareholders
Urbanfind, Inc.
(A Development Stage Company)

We have audited the balance sheet of Urbanfind, Inc. (a development stage company) as at February 28, 2002 and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2002 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(m). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at February 28, 2001, and for the year then ended, and for the period from inception, March 12, 1999, to February 28, 2001, were audited by other auditors who expressed an opinion without reservation on those financial statements in their report dated May 22, 2001.



Vancouver, B.C.                                             /s/ Morgan & Company

April 3, 2002                                              Chartered Accountants


Tel: (604) 687-5841              MEMBER OF         P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                ACPA       Suite 1488-700 West Georgia Street
www.morgan-cas.com             INTERNATIONAL             Vancouver, B.C. V7Y 1A1

                                 URBANFIND, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

-------------------------------------------------------------------------------
                                                              FEBRUARY 28
                                                           2002         2001
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $     -      $   41,407
   Prepaid expenses                                           -           1,800
                                                        -----------------------
                                                              -          43,207

Capital Assets, net                                         16,906        8,105
                                                        -----------------------

                                                        $   16,906   $   51,312
===============================================================================

LIABILITIES

Current
   Accounts payable                                     $    7,680   $      650
   Interest payable                                            379         -
                                                        -----------------------
                                                             8,059          650

Long Term Notes Payable                                      6,500         -
                                                        -----------------------
                                                            14,559          650
                                                        -----------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
   80,000,000 common shares, par value $0.0001 per share
   20,000,000 preferred shares, par value $0.0001 per share

  Issued and outstanding:
   10,433,037 common shares at February 28, 2002 and
    4,433,037 common shares at February 28, 2001             1,043          443

   Additional paid-in capital                              434,584      135,184

Deficit                                                   (433,280)     (84,965)
                                                        -----------------------
                                                             2,347       50,662
                                                        -----------------------

                                                        $   16,906   $   51,312
===============================================================================

                                 URBANFIND, INC.
                         (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT

-------------------------------------------------------------------------------------------------------------
                                                                                                  INCEPTION
                                                                                                  AUGUST 17
                                                                             YEAR ENDED            1999 TO
                                                                             FEBRUARY 28         FEBRUARY 28
                                                                         2002          2001          2002
-------------------------------------------------------------------------------------------------------------
Revenue
   Miscellaneous income                                            $      402    $    2,339    $    2,741
                                                                   --------------------------------------

Expenses
   Consulting                                                           8,150        27,010        41,285
   Filing and transfer agent fees                                       1,923           866         3,989
   Professional expenses                                                8,225        15,669        29,737
   Website maintenance                                                     83        15,247        15,330
   Depreciation                                                        11,195         1,625        12,820
   Interest expense                                                       379          -              379
   General and administrative                                          18,762        13,177        32,481
   Compensation                                                       300,000          -          300,000
                                                                   --------------------------------------

Net Loss For The Year                                                 348,315        71,255    $  433,280
                                                                                               ==========

Deficit, Beginning Of Year                                             84,965        13,710
                                                                   ------------------------

Deficit, End Of Year                                               $  433,280    $   84,965
===========================================================================================

Net Loss Per Share                                                 $     0.04    $     0.02
===========================================================================================

Weighted Average Number Of Common Shares Outstanding                8,970,023     4,431,273
===========================================================================================

                                 URBANFIND, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                                  INCEPTION
                                                                                                  AUGUST 17
                                                                             YEAR ENDED            1999 TO
                                                                             FEBRUARY 28         FEBRUARY 28
                                                                         2002          2001          2002
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                                           $ (348,315)   $  (71,255)   $ (433,280)

Adjustments To Reconcile Net Loss To Net
  Cash By Operating Activities
   Compensation paid with stock                                       300,000          -          300,000
   Depreciation                                                        11,195         1,625        12,820
   Accounts payable                                                     7,030           650         7,680
   Prepaid expenses                                                     1,800        (1,800)         -
   Interest payable                                                       379          -              379
                                                                   --------------------------------------
                                                                      (27,911)      (70,780)     (112,401)
                                                                   --------------------------------------

Cash Flows From Financing Activities
   Notes payable                                                        6,500          -            6,500
   Common stock issued                                                   -          101,626       135,626
                                                                   --------------------------------------
                                                                        6,500       101,626       142,126
                                                                   --------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment                                               (4,996)       (2,245)       (7,241)
   Website development                                                (15,000)       (7,484)      (22,484)
                                                                   --------------------------------------
                                                                      (19,996)       (9,729)      (29,725)
                                                                   --------------------------------------

Increase (Decrease) In Cash                                           (41,407)       21,117          -

Cash, Beginning Of Year                                                41,407        20,290          -
                                                                   --------------------------------------

Cash, End Of Year                                                  $     -       $   41,407    $     -
=========================================================================================================

                                 URBANFIND, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDER'S EQUITY

                                FEBRUARY 28, 2002

                                                                                       DEFICIT
                                                          COMMON STOCK               ACCUMULATED
                                                -----------------------------------
                                                   NUMBER               ADDITIONAL   DURING THE
                                                     OF                  PAID-IN     DEVELOPMENT
                                                   SHARES     AMOUNT     CAPITAL        STAGE        TOTAL
                                                ---------------------------------------------------------------
Issuance of common stock for cash at
 $0.0001 per share                               4,000,000  $     400  $    3,600   $     -      $   4,000

Issuance of common stock from private
 placement for cash at $0.10 per share             300,000         30      29,970         -         30,000

Loss for the period ended February 29,
 2000                                                 -          -           -         (13,710)    (13,710)
                                                ----------------------------------------------------------

Balance, February 29, 2000                       4,300,000        430      33,570      (13,710)     20,290

Issuance of common stock from private
 placement for cash at approximately
 $0.675 per share                                  143,037         14      96,613         -         96,627

Issuance of common stock from private
 placement for cash at $0.25 per share              40,000          4       9,996         -         10,000

Refund of funds received from private
placement at $0.10 per share                       (50,000)        (5)     (4,995)        -         (5,000)

Loss for the year ended February 28, 2001             -          -           -         (71,255)    (71,255)
                                                ----------------------------------------------------------

Balance, February 28, 2001                       4,433,037        443     135,184      (84,965)     50,662

Issuance of common stock for compensation
 at $0.05 per share                              6,000,000        600     299,400         -        300,000

Loss for the year ended February 28, 2002             -          -           -        (348,315)   (348,315)
                                                ----------------------------------------------------------

Balance, February 28, 2002                      10,433,037  $   1,043  $  434,584   $ (433,280)  $   2,347
                                                ==========================================================

                                 URBANFIND, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            FEBRUARY 28, 2002 AND 2001



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

     b)   Development Stage Activities

          The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

     c)   Use of Estimates

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

                                 URBANFIND, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            FEBRUARY 28, 2002 AND 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          At February 28, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                                 URBANFIND, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            FEBRUARY 28, 2002 AND 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Provision for Taxes

          At February 28, 2002, the Company had an accumulated net operating loss of $433,280, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

          As shown in the accompanying financial statements, the Company had an accumulated net loss of $433,280 for the period from March 12, 1999 (inception) to February 28, 2002, and had minimal sales.

                                 URBANFIND, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            FEBRUARY 28, 2002 AND 2001



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m)   Going Concern (Continued)

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


3.   SERVICE AGREEMENT

     On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the year ended February 28, 2002, $5,400 has been accrued.


4.   PLANT, PROPERTY AND EQUIPMENT

     At February 28, 2002, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the year ended February 28, 2002 was $1,843.


5.   WEBSITE DEVELOPMENT

     Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 - "Accounting for Website Development Costs". In accordance with this early adoption, the Company will henceforth capitalize website development costs.

     In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the year ended February 28, 2002 was $9,352.

                                 URBANFIND, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            FEBRUARY 28, 2002 AND 2001



6.   PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of February 28, 2002, the Company did not have any preferred shares issued or outstanding.


7.   COMMON STOCK

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


8.   COMMITMENTS AND CONTINGENCIES

     The Company is engaged in internet-based commerce. At present, the Company is unaware of any pending litigation or of any specific past or prospective matters, which could impair its ability to proceed in the marketplace.

                                 URBANFIND, INC.

                                  FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 20, 2001, the Company dismissed its auditors, Williams & Webster, Certified Public Accountants, and appointed Morgan & Company, Chartered Accountants, as the new auditors.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a)   Identification of Directors

          Set forth below is the name, age and length of service of the Company's present directors:

                                                                    LENGTH
                NAME (AGE)                POSITION                OF SERVICE
             -------------------------------------------------------------------
             Robin Lee (32)   President, Secretary, Director      Since 1999

          Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders, and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

          Set fourth below is certain biographical information regarding each Director and Executive Officer of the Company:

          Robin Lee: Mr. Lee is the President, Secretary and a Director of the Company. From 1989 to 2000, he has been the owner of PC People, a business that sells internet and computer related products and services.

     b)   Identification of Certain Significant Employees

          The Registrant has no other employees.

     c)   Family Relationships

          There is no family relationship between the Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

     d)   Involvement in Certain Legal Proceedings

          No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

                                 URBANFIND, INC.

                                  FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002


     e)   Promoters and Control Persons

          Not applicable

     f)   Compliance with Section 16(A) of the Exchange Act

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are presently 10,433,037 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company:

                                                       SHARES
                                                         OF          PERCENT
                                                       COMMON           OF
                   NAME                                 STOCK       OWNERSHIP
     ---------------------------------------------------------------------------
     Amber Associates                                   385,000           9%
     Oxford House - 23 Commercial Street
     St. Helier Jersey, Channel Islands

     John P. Bullen                                     360,000           8%
     80 Smith Street
     Melbourne, Victoria, Australia

     Mola Investments, Inc.                             390,000           9%
     Le 1Quesne Chambers
     9 Burrard Street
     Helier Jersey, Channel Islands

     Robin Lee                                        2,500,000          58%
     3399 Kingsway Avenue
     Vancouver, BC, Canada

                                 URBANFIND, INC.

                                  FORM 10-KSB

                          YEAR ENDED FEBRUARY 28, 2002



                                                       SHARES
                                                         OF          PERCENT
                                                       COMMON           OF
                   NAME                                 STOCK       OWNERSHIP
     ---------------------------------------------------------------------------
     Joanne Loui                                        365,000           8%
     1162 East Pender Street
     Vancouver, BC, Canada

     Directors and Officers as a group                2,500,000          58%

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                    PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a)   Exhibits required by Item 601                                      (1)

          (3)(i)    Articles of Incorporation                                (2)
          (3)(ii)   Bylaws                                                   (2)
          (13)      Annual report to security holders,
                    Form 10Q or quarterly report to security holders         (2)

          (1) Omitted Exhibits not applicable
          (2) Incorporated by reference to previous filing

     b)   Reports on Form 8-K

          The Company filed a Notice of Change of Registrant's Certifying Accountant on Form 8-K on November 30, 2001, and amended the filing on December 6, 2001.

                                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: April 19, 2002

URBANFIND, INC.



           /s/ Robin Lee
---------------------------------
President, Secretary and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2001.



           /s/ Robin Lee
---------------------------------
Robin Lee
President, Secretary and Director