Form 10QSB
period 2002-05-31
URBANFIND INC
filed 2002-07-02
CIK 1083321

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                to
                                 ---------------    ---------------

        Commission File Number   000-30965
                               ---------------


                                URBANFIND, INC.
--------------------------------------------------------------------------------
         (Exact name of small Business Issuer as specified in its charter)


          Delaware                                          91-1980708
-----------------------------------          -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


2009 Iron Street
Bellingham, Washington                                      98225
-----------------------------------          -----------------------------------
(Address of principal executive offices)     (Postal or Zip Code)


Issuer's telephone number, including area code:     360-647-3170
                                                 -------------------------------

                                      None
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year end, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of May 31, 2002.

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

                                URBANFIND, INC.
                        (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)

                                URBANFIND, INC.
                        (A Development Stage Company)

                               BALANCE SHEET
                                (Unaudited)
                          (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                          MAY 31   FEBRUARY 28
                                                           2002        2002
--------------------------------------------------------------------------------
                                                        (Unaudited)   (Audited)
ASSETS

Current
   Cash                                               $     6,995   $      -
   Prepaid expenses                                           750          -
                                                      -----------   -----------
                                                            7,745          -

Capital Assets, net                                        13,660        16,906
                                                      -----------   -----------
                                                      $    21,405   $    16,906
================================================================================

LIABILITIES

Current
   Accounts payable                                   $     7,300   $     7,680
   Interest payable                                         1,027           379
   Notes payable                                           25,000          -
                                                      -----------   -----------
                                                           33,327         8,059

Long Term Notes Payable                                     6,500         6,500
                                                      -----------   -----------
                                                           39,827        14,559
                                                      -----------   -----------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     80,000,000 common shares, par value $0.0001
      per share
     20,000,000 preferred shares, par value $0.0001 per share

   Issued and outstanding:
     10,433,037 common shares at May 31, 2002 and
       February 28, 2002                                    1,043         1,043

   Additional paid-in capital                             434,584       434,584

Deficit                                                  (454,049)     (433,280)
                                                      -----------   -----------
                                                          (18,422)        2,347
                                                      -----------   -----------
                                                      $    21,405   $    16,906
================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                     STATEMENT OF OPERATIONS AND DEFICIT
                                (Unaudited)
                          (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                                               INCEPTION
                                                                                               AUGUST 17
                                                                   THREE MONTHS ENDED           1999 TO
                                                                          MAY 31                 MAY 31
                                                                  2002            2001            2002
----------------------------------------------------------------------------------------------------------
Revenue
   Miscellaneous income                                     $        -      $         402   $       2,741
                                                            ---------------------------------------------
Expenses
   Consulting                                                       1,000            -             42,285
   Filing and transfer agent fees                                     299           1,007           4,288
   Professional expenses                                            1,316           1,850          31,053
   Website maintenance                                              1,140              83          16,470
   Depreciation                                                     3,246           1,115          16,066
   Interest expense                                                   648            -              1,027
   General and administrative                                      13,120           2,562          45,601
   Compensation                                                      -            300,000         300,000
                                                            ---------------------------------------------
Net Loss For The Period                                            20,769         306,215   $     454,049
                                                                                            =============
Deficit, Beginning Of Period                                      433,280          84,965
                                                            -----------------------------
Deficit, End Of Period                                      $     454,049   $     391,180
=========================================================================================

Net Loss Per Share                                          $        0.01   $        0.07
=========================================================================================

Weighted Average Number Of Common
   Shares Outstanding                                          10,433,037       4,628,689
=========================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                                               INCEPTION
                                                                                               AUGUST 17
                                                                   THREE MONTHS ENDED           1999 TO
                                                                          MAY 31                 MAY 31
                                                                  2002            2001            2002
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                                  $     (20,769)  $    (306,215)  $    (454,049)

Adjustments To Reconcile Net Loss To Net
  Cash By Operating Activities
   Compensation paid with stock                                      -            300,000         300,000
   Depreciation                                                     3,246           1,115          16,066
   Accounts payable                                                  (380)           (382)          7,300
   Prepaid expenses                                                  (750)          1,800            (750)
   Interest payable                                                   648            -              1,027
                                                            ---------------------------------------------
                                                                  (18,005)         (3,682)       (130,406)
                                                            ---------------------------------------------

Cash Flows From Financing Activities
   Notes payable                                                   25,000            -             31,500
   Common stock issued                                               -               -            135,626
                                                            ---------------------------------------------
                                                                   25,000            -            167,126
                                                            ---------------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment                                             -               -             (7,241)
   Website development                                               -               -            (22,484)
                                                            ---------------------------------------------
                                                                     -               -            (29,725)
                                                            ---------------------------------------------

Increase (Decrease) In Cash                                         6,995          (3,682)          6,995

Cash, Beginning Of Period                                            -             41,407            -
                                                            ---------------------------------------------

Cash, End Of Period                                         $       6,995   $      37,725   $       6,995
=========================================================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDER'S EQUITY

                                MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)

                                                                                     DEFICIT
                                                 COMMON STOCK                      ACCUMULATED
                                  --------------------------------------------
                                    NUMBER                        ADDITIONAL       DURING THE
                                      OF                            PAID-IN        DEVELOPMENT
                                    SHARES          AMOUNT          CAPITAL           STAGE         TOTAL
                                  ---------------------------------------------------------------------------
Issuance of common stock for
  cash at $0.0001 per share        4,000,000       $     400     $     3,600     $      -        $      4,000

Issuance of common stock from
  private placement for cash at
  $0.10 per share                    300,000              30          29,970            -              30,000

Loss for the period                     -               -               -            (13,710)         (13,710)
                                  ---------------------------------------------------------------------------

Balance, February 29, 2000         4,300,000             430          33,570         (13,710)          20,290

Issuance of common stock from
  private placement for cash at
  approximately $0.675 per share     143,037              14          96,613            -              96,627

Issuance of common stock from
  private placement for cash at
  $0.25 per share                     40,000               4           9,996            -              10,000

Refund of funds received from
  private placement at $0.10
  per share                          (50,000)             (5)         (4,995)           -              (5,000)

Loss for the year                       -               -               -            (71,255)         (71,255)
                                  ---------------------------------------------------------------------------

Balance, February 28, 2001         4,433,037             443         135,184         (84,965)          50,662

Issuance of common stock for
  compensation at $0.05 per
  share                            6,000,000             600         299,400            -             300,000

Loss for the year                       -               -               -           (348,315)        (348,315)
                                  ---------------------------------------------------------------------------

Balance, February 28, 2002        10,433,037           1,043         434,584        (433,280)           2,347

Loss for the period                     -               -               -            (20,769)         (20,769)
                                  ---------------------------------------------------------------------------

Balance, May 31, 2002             10,433,037       $   1,043     $   434,584     $  (454,049)    $    (18,422)
                                  ===========================================================================

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



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

     b)   Interim Financial Statements

          The interim financial statements as of, and for the period ended, May 31, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     c)   Development Stage Activities

          The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



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

     e)   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     f)   Fair Value of Financial Instruments

          The carrying amounts for cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value.

     g)   Derivative Instruments

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

          At May 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     h)   Revenue Recognition

          The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Compensated Absences

          Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

     j)   Provision for Taxes

          At May 31, 2002, the Company had an accumulated net operating loss of $454,049, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

     k)   Basic and Diluted Loss Per Share

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

     l)   Reclassifications

          Certain amounts from prior periods have been reclassified to conform with the current period's presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

     m)   Employee and Non-Employee Stock Compensation

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

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)   Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company had an accumulated net loss of $454,049 for the period from March 12, 1999 (inception) to May 31, 2002, and had minimal sales.

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


3.   SERVICE AGREEMENT

     On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the period ended May 31, 2002, $1,800 has been accrued.


4.   PLANT, PROPERTY AND EQUIPMENT

     At May 31, 2002, the Company's fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended May 31, 2002 was $486.

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



5.   WEBSITE DEVELOPMENT

     Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 - "Accounting for Website Development Costs". In accordance with this early adoption, the Company will henceforth capitalize website development costs.

     In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended May 31, 2002 was $2,760.


6.   PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of May 31, 2002, the Company did not have any preferred shares issued or outstanding.


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

                                URBANFIND, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               MAY 31, 2002
                                (Unaudited)
                          (Stated in U.S. Dollars)



7.   COMMON STOCK (Continued)

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

The Company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended February 28, 2002.


RESULTS OF OPERATIONS
---------------------

Urbanfind, Inc. incurred an accumulated deficit of $454,049 for the period from March 12, 1999 (inception) to May 31, 2002, and had no sales in the current quarter.

The Company does not have any liabilities other than those shown in the financial statements. The Company is not aware of any legal action or litigation of any kind.

The future of the Company will be dependent upon its ability to obtain financing and additional capital through private placements of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

                          PART 2 - OTHER INFORMATION


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

URBANFIND, INC.



Date:     June 27, 2002
     ----------------------------------------



By:       /s/ Robin Lee
     ----------------------------------------
          Robin Lee, President