Form 10QSB
period 2002-08-31
URBANFIND INC
filed 2002-10-10
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[	X	]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

[		]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to _______________ to ________________________

Commission File Number    000-30965

URBANFIND, INC.

(Exact name of small Business Issuer as specified in its charter)
Delaware	91-1980708

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2009 Iron Street
Bellingham, Washington	98225

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	360-647-3170

None

(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [ X ] Yes     [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of August 31, 2002.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

URBANFIND, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

URBANFIND, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	FEBRUARY 28
	2002	2002

	(Unaudited)	(Audited)
ASSETS

Current
Cash	$-	$-
Prepaid expenses	500	-

	500	-

Capital Assets, net	10,413	16,906

	$10,913	$16,906

LIABILITIES

Current
Accounts payable	$5,482	$7,680
Interest payable	1,821	379
Notes payable	25,000	-

	32,303	8,059

Long Term Notes Payable	6,500	6,500

	38,803	14,559

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per
share
20,000,000 preferred shares, par value $0.0001 per
share

Issued and outstanding:
10,433,037 common shares at August 31, 2002 and
February 28, 2002	1,043	1,043

Additional paid-in capital	434,584	434,584

Deficit	(463,517)	(433,280)

	(27,890)	2,347

	$10,913	$16,906

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2002	2001	2002	2001	2002

Revenue
Miscellaneous income	$-	$-	$-	$402	$2,741

Expenses
Consulting	2,000	8,150	3,000	8,150	44,285
Filing and transfer agent
fees	-	-	299	1,007	4,288
Professional expenses	435	4,000	1,751	5,850	31,488
Website maintenance	-	-	1,140	83	16,470
Depreciation	3,247	4,291	6,493	5,406	19,313
Interest expense	794	55	1,442	55	1,821
General and
administrative	2,992	3,147	16,112	5,709	48,593
Compensation	-	-	-	300,000	300,000

Net Loss For The Period	9,468	19,643	30,237	325,858	$463,517

Deficit, Beginning Of
Period	454,049	391,180	433,280	84,965

Deficit, End Of Period	$463,517	$410,823	$463,517	$410,823

Net Loss Per Share	$0.01	$0.01	$0.01	$0.04

Weighted Average Number
Of Common Shares
Outstanding	10,433,037	10,433,037	10,433,037	7,530,863

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2002	2001	2002	2001	2002

Cash Flows From Operating
Activities
Net loss for the period	$(9,468)	$(19,643)	$(30,237)	$(325,858)	$(463,517)

Adjustments To Reconcile
Net Loss To Net Cash By
Operating Activities
Compensation paid with
stock	-	-	-	300,000	300,000
Depreciation	3,247	4,290	6,493	5,405	19,313
Accounts payable	(1,818)	1,589	(2,198)	1,207	5,482
Prepaid expenses	250	-	(500)	1,800	(500)
Interest payable	794	-	1,442	-	1,821

	(6,995)	(13,764)	(25,000)	(17,446)	(137,401)

Cash Flows From Financing
Activities
Notes payable	-	6,500	25,000	6,500	31,500
Common stock issued	-	-	-	-	135,626

	-	6,500	25,000	6,500	167,126

Cash Flows From Investing
Activities
Purchase of equipment	-	(4,995)	-	(4,995)	(7,241)
Website development	-	(15,000)	-	(15,000)	(22,484)

	-	(19,995)	-	(19,995)	(29,725)

Increase (Decrease) In Cash	(6,995)	(27,259)	-	(30,941)	-

Cash, Beginning Of Period	6,995	37,725	-	41,407	-

Cash, End Of Period	$-	$10,466	$-	$10,466	$-

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for
cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000

Issuance of common stock
from private placement for
cash at $0.10 per share	300,000	30	29,970	-	30,000

Loss for the period	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock
from private placement for
cash at approximately
$0.675 per share	143,037	14	96,613	-	96,627

Issuance of common stock
from private placement for
cash at $0.25 per share	40,000	4	9,996	-	10,000

Refund of funds received from
private placement at $ 0.10
per share	(50,000)	(5)	(4,995)	-	(5,000)

Loss for the year	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662

Issuance of common stock for
compensation at $0.05 per
share	6,000,000	600	299,400	-	300,000

Loss for the year	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347

Loss for the period	-	-	-	(30,237)	(30,237)

Balance, August 31, 2002	10,433,037	$1,043	$434,584	$(463,517)	$(27,890)

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Urbanfind, Inc., formerly Cyberbiz, Inc., (hereinafter “the Company”) was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of providing a website which specifically addresses the unique needs and preferences of the African American consumer. The Company maintains offices in Bellingham, Washington, and in Vancouver, British Columbia. The Company’s fiscal year end is the last calendar day of February.

On November 6, 2000, the Company amended its articles of incorporation to reflect the corporate name change to Urbanfind, Inc. from Cyberbiz, Inc.

2.

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a) Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

b) Interim Financial Statements

The interim financial statements as of, and for the period ended, August 31, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

c) Development Stage Activities

The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
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

g) Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 – “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138 - “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
At August 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

h) Revenue Recognition

The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

i) Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

j) Provision for Taxes

At August 31, 2002, the Company had an accumulated net operating loss of $463,517, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

l) Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period’s presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

m) Employee and Non-Employee Stock Compensation

The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the clos ing prices on the first previous day and the first following day on which the Company’s stock was traded. Prior to the Company’s stock being publicly traded, the common stock was valued based upon projected trading value from the Company’s market maker.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

n) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company had an accumulated net loss of $463,517 for the period from March 12, 1999 (inception) to August 31, 2002, and had minimal sales.

The future of the Company is dependent upon successful and profitable operations from its discount liquidation website. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to seek additional capital through a private placement and public offering of its common stock. The financial statem ents do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.
SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At August 31, 2001, $9,000 had been expensed per this agreement. For the period ended August 31, 2002, $3,617 has been paid.

4.
PLANT, PROPERTY AND EQUIPMENT

At August 31, 2002, the Company’s fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended August 31, 2002 was $972.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
 (Unaudited)
(Stated in U.S. Dollars)

5.
WEBSITE DEVELOPMENT

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 –“Accounting for Website Development Costs”. In accordance with this early adoption, the Company will henceforth capitalize website development costs.

In November 2000, the Company revised and expanded its webs ite. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended August 31, 2002 was $5,440.

6.
PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of August 31, 2002, the Company did not have any preferred shares issued or outstanding.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

7.
COMMON STOCK (Continued)

During the year ended February 28, 2001, the Company sold 183,037 shares through three private placements at an average price of $0.58 per share. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placements raised a total of $106,627, which proceeds will be used in development and maintenance of the Company’s website. None of the shares issued during the year ended February 28, 2001 were issued to officers or directors.

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

Management has been exploring a variety of revenue models including a possible acquisition of G & C Beverage Group, Inc. a company, involved in the liquor distribution (agency) business.
This acquisition is subject to due diligence and shareholder approval.
It is anticipated that the due diligence process could take up to 60 days from October 1, 2002.

The Company is a developmental stage company.
There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended August 31, 2002.

RESULTS OF OPERATIONS

Urbanfind, Inc. incurred an accumulated deficit of $463,517for the period from March 12, 1999 (inception) to August 31, 2002, and had no sales in the current quarter.

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

Date: October 10th, 2002

By: /s/ Robin Lee
Robin Lee, President