Form 10QSB
period 2002-12-09
URBANFIND INC
filed 2002-12-10
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[	X	]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [ X ] Yes     [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of November 30, 2002.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

URBANFIND, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2002
(Unaudited)

URBANFIND, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

	NOVEMBER 30	FEBRUARY 28
	2002	2002

	(Unaudited)	(Audited)
ASSETS

Current
Prepaid expenses	$250	$-

Capital Assets, net	7,167	16,906

	$7,417	$16,906

LIABILITIES

Current
Accounts payable	$7,932	$7,680
Interest payable	2,606	379
Notes payable	25,000	-

	35,538	8,059

Long Term Notes Payable	6,500	6,500

	42,038	14,559

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
10,433,037 common shares at November 30, 2002 and February 28, 2002
	1,043	1,043
Additional paid-in capital	434,584	434,584

Deficit	(470,248)	(433,280)

	(34,621)	2,347

	$7,417	$16,906

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)

	THREE MONTHS ENDED NOVEMBER 30		NINE MONTHS ENDED NOVEMBER 30		INCEPTION AUGUST 17 1999 TO NOVEMBER 30
	2002	2001	2002	2001	2002

Revenue
Miscellaneous income	$-	$-	$-	$402	$2,741

Expenses
Consulting	-	8,150	3,000	8,150	44,285
Filing and transfer
agent fees	-	-	299	1,007	4,288
Professional expenses	650	4,000	2,401	5,850	32,138
Website maintenance	-	-	1,140	83	16,470
Depreciation	3,246	4,291	9,739	5,406	22,559
Interest expense	785	55	2,227	55	2,606
General and
administrative	2,050	3,147	18,162	5,709	50,643
Compensation	-	-	-	300,000	300,000

	6,731	19,643	36,968	326,260	472,989

Net Loss For The Period	6,731	19,643	36,968	325,858	$470,248

Deficit, Beginning Of
Period	463,517	391,180	433,280	84,965

Deficit, End Of Period	$470,248	$410,823	$470,248	$410,823

Net Loss Per Share	$0.01	$0.01	$0.01	$0.04

Weighted Average
Number Of Common
Shares Outstanding	10,433,037	10,433,037	10,433,037	7,530,863

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED NOVEMBER 30		NINE MONTHS ENDED NOVEMBER 30		INCEPTION AUGUST 17 1999 TO
	2002	2001	2002	2001	2002

Cash Flows From Operating
Activities
Net loss for the period	$(6,731)	$(19,643)	$(36,968)	$(325,858)	$(470,248)

Adjustments To Reconcile
Net Loss To Net Cash By
Operating Activities
Compensation paid with
stock	-	-	-	300,000	300,000
Depreciation	3,246	4,290	9,739	5,405	22,559
Accounts payable	2,450	1,589	252	1,207	7,932
Prepaid expenses	250	-	(250)	1,800	(250)
Interest payable	785	-	2,227	-	2,606

	-	(13,764)	(25,000)	(17,446)	(137,401)

Cash Flows From Financing
Activities
Notes payable	-	6,500	25,000	6,500	31,500
Common stock issued	-	-	-	-	135,626

	-	6,500	25,000	6,500	167,126

Cash Flows From Investing
Activities
Purchase of equipment	-	(4,995)	-	(4,995)	(7,241)
Website development	-	(15,000)	-	(15,000)	(22,484)

	-	(19,995)	-	(19,995)	(29,725)

Increase (Decrease) In Cash	-	(27,259)	-	(30,941)	-

Cash, Beginning Of Period	-	37,725	-	41,407	-

Cash, End Of Period	$-	$10,466	$-	$10,466	$-

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

NOVEMBER 30, 2002
(Unaudited)

	COMMON STOCK			DEFICIT
				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DURING THE DEVELOPMENT STAGE	TOTAL

Issuance of common stock for
cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000

Issuance of common stock
from private placement for
cash at $0.10 per share	300,000	30	29,970	-	30,000

Loss for the period	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock
from private placement for
cash at approximately
$0.675 per share	143,037	14	96,613	-	96,627

Issuance of common stock
from private placement for
cash at $0.25 per share	40,000	4	9,996	-	10,000

Refund of funds received from
private placement at $ 0.10
per share	(50,000)	(5)	(4,995)	-	(5,000)

Loss for the year	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662

Issuance of common stock for
compensation at $0.05 per
share	6,000,000	600	299,400	-	300,000

Loss for the year	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347

Loss for the period	-	-	-	(36,968)	(36,968)

Balance, November 30, 2002	10,433,037	$1,043	$434,584	$(470,248)	$(34,621)

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002
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

b)
Interim Financial Statements

 The interim financial statements as of, and for the period ended, November 30, 2002, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

c)
Development Stage Activities

 The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002
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

g)

Derivative Instruments

 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 – “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138 – “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At November 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	h)	Revenue Recognition The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

	j)	Provision for Taxes

At November 30, 2002, the Company had an accumulated net operating loss of $470,248, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

NOVEMBER 30, 2002
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company had an accumulated net loss of $470,248 for the period from March 12, 1999 (inception) to November 30, 2002, and had minimal sales.

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

3.

SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. For the period ended November 30, 2002, $5,400 has been expensed.

4.

PLANT, PROPERTY AND EQUIPMENT

At November 30, 2002, the Company’s fixed assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended November 30, 2002 was $1,458.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2002
(Unaudited)

5.
WEBSITE DEVELOPMENT

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 –“Accounting for Website Development Costs”. In accordance with this early adoption, the Company will henceforth capitalize website development costs.

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company was undergoing another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended November 30, 2002 was $8,200.

6.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2002, the Company did not have any preferred shares issued or outstanding.

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

NOVEMBER 30, 2002
(Unaudited)

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

Management has been exploring a variety of revenue models including possible acquisitions. G & C Beverage Group, Inc. a company, involved in the liquor distribution (agency) business was identified as a possible acquisition target.

This acquisition was subject to due diligence and shareholder approval, the Board has decided as of December 6, 2002 not to proceed with this potential acquisition.

The Company is a developmental stage company.

There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the period ended November 30, 2002.

RESULTS OF OPERATIONS

Urbanfind, Inc. incurred an accumulated deficit of $470,248 for the period from March 12, 1999 (inception) to November 30, 2002, and had no sales in the current quarter.

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

Date: December 10th, 2002

By: /s/ Robin Lee
Robin Lee, President