Form 10KSB
period 2003-02-28
URBANFIND INC
filed 2003-06-11
CIK 1083321

UNITIED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

URBANFIND, INC.
(Name of small business issuer in its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	91-1980708 (I.R.S. Employer Identification Number)

10229 – 19th Avenue SW, Seattle, WA (Address of principal executive offices)	98146 (Zip Code)

Issuer’s telephone number: (360) 647-3170

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year	$ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Our common stock is quoted at the present time. At June 9, 2003, our stock was bid $0.70 and offered at $2.00. Based on an average of the bid and offered prices, the aggregate market value at June 9, 2003 is $14,084,599.

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company’s current expectations as to future events. In the light of the uncertainties in the potential markets for the Company’s planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

REPORTS TO SECURITY HOLDERS

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

a)

Market Information

Prior to May 2001, there was no trading market for our common stock. We obtained a trading symbol of “UBFI” and began trading on the NASD Over-the-Counter Bulletin Board in May 2001. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At June 9, 2003, our stock was bid $0.70 and offered at $2.00.

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

a)

Market Information (Continued)

The Securities and Exchange Commission has adopted a rule that defines a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is presently considered a “penny stock” and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

b)	Holders There are 40 holders of the common stock of the Company.

c)	Dividends The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

d)	Unregistered Sales During the period covered by this report, the Company has sold no securities.

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Another source of revenue is affiliate and co-branding. The North American affiliate program system is driven by three major market clearing houses, which is the internet equivalent of advertising agencies. This leads to a system called “Pay for Performance Advertising/Performance Marketing”. Typically, revenues from affiliate sales are 10% of the sale.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

URBANFIND, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

AUDITORS' REPORT

To the Shareholders
Urbanfind, Inc.
(A Development Stage Company)

We have audited the balance sheets of Urbanfind, Inc. (a development stage company) as at February 28, 2003 and 2002, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the years ended February 28, 2003 and 2002, and for the period from March 12, 1999 (date of inception) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2003 and 2002, and the results of its operations and cash flows for the years ended February 28, 2003 and 2002, and for the period from March 12, 1999 (date of inception) to February 28, 2003, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(m) to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(m). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

May 23, 2003	Chartered Accountants

Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	P.O. Box 10007 Pacific Centre Suite 1488 - 700 West Georgia Street Vancouver, B.C. V7Y 1A1

URBANFIND, INC.
(A Development Stage Company)

BALANCE SHEETS

	FEBRUARY 28
	2003	2002

ASSETS

Capital Assets (Note 4)	$2,916	$4,860
Website Development Costs (Note 5)	1,890	12,046

	$4,806	$16,906

LIABILITIES

Current
Accounts payable	$10,182	$7,680
Interest payable	3,383	379

	13,565	8,059

Long Term Notes Payable (Note 6)	31,500	6,500

	45,065	14,559

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share
Issued and outstanding:
10,433,037 common shares at February 28, 2003 and 2002	1,043	1,043

Additional paid-in capital	434,584	434,584

Deficit	(475,886)	(433,280)
	(40,259)	2,347

	$4,806	$16,906

URBANFIND, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	FEBRUARY 28		FEBRUARY 28
	2003	2002	2003

Revenue
Miscellaneous income	$-	$402	$2,741

Expenses
Consulting	3,000	8,150	44,285
Filing and transfer agent fees	299	1,923	4,288
Professional expenses	2,851	8,225	32,588
Website maintenance	1,140	83	16,470
Depreciation and amortization	12,100	11,195	24,920
Interest expense	3,004	379	3,383
General and administrative	20,212	18,762	52,693
Compensation	-	300,000	300,000

Net Loss For The Year	42,606	348,315	$475,886

Deficit, Beginning Of Year	433,280	84,965

Deficit, End Of Year	$475,886	$433,280

Net Loss Per Share	$0.01	$0.04

Weighted Average Number Of Common
Shares Outstanding	10,433,037	8,970,023

URBANFIND, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			INCEPTION
			AUGUST 17
	YEARS ENDED		1999 TO
	FEBRUARY 28		FEBRUARY 28
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(42,606)	$(348,315)	$(475,886)

Adjustments To Reconcile Net Loss To Net
Cash By Operating Activities
Compensation paid with stock	-	300,000	300,000
Depreciation and amortization	12,100	11,195	24,920
Accounts payable	2,502	7,030	10,182
Prepaid expenses	-	1,800	-
Interest payable	3,004	379	3,383

	(25,000)	(27,911)	(137,401)

Cash Flows From Financing Activities
Notes payable	25,000	6,500	31,500
Common stock issued	-	-	135,626

	25,000	6,500	167,126

Cash Flows From Investing Activities
Purchase of capital assets	-	(4,996)	(7,241)
Website development costs	-	(15,000)	(22,484)

	-	(19,996)	(29,725)

Increase (Decrease) In Cash	-	(41,407)	-

Cash, Beginning Of Year	-	41,407	-

Cash, End Of Year	$-	$-	$-

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

FEBRUARY 28, 2003

				DEFICIT
	COMMON STOCK			ACCUMULATED

	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for
cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000

Issuance of common stock
from private placement for
cash at $0.10 per share	300,000	30	29,970	-	30,000

Loss for the period ended
February 29, 2000	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock
from private placement for
cash at approximately
$0.675 per share	143,037	14	96,613	-	96,627

Issuance of common stock
from private placement for
cash at $0.25 per share	40,000	4	9,996	-	10,000

Refund of funds received from
private placement at $ 0.10
per share	(50,000)	(5)	(4,995)	-	(5,000)

Loss for the year ended
February 28, 2001	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662

Issuance of common stock for
compensation at $0.05 per
share	6,000,000	600	299,400	-	300,000

Loss for the year ended
February 28, 2002	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347

Loss for the year ended
February 28, 2003	-	-	-	(42,606)	(42,606)

Balance, February 28, 2003	10,433,037	$1,043	$434,584	$(475,886)	$(40,259)

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

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

FEBRUARY 28, 2003 AND 2002

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

At February 28, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)

Provision for Taxes

At February 28, 2003, the Company had an accumulated net operating loss of $475,886, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)

Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and long term debt in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the year ended February 28, 2003, $7,200 has been accrued.

4.

CAPITAL ASSETS

At February 28, 2003, the Company’s capital assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the year ended February 28, 2003 was $1,944 (2002 - $1,843).

5.

WEBSITE DEVELOPMENT COSTS

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 –“Accounting for Website Development Costs”. In accordance with this early adoption, the Company will henceforth capitalize website development costs.

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company underwent another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the year ended February 28, 2003 was $10,156 (2002 - $9,352).

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

6.	LONG TERM NOTES PAYABLE

	2003	2002

Repayable July 31, 2006, interest at 10% per annum, unsecured	$6,500	$6,500

Repayable December 31, 2008, interest at 10% per annum,
unsecured	25,000	-

	$31,500	$6,500

7.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of February 28, 2003, the Company did not have any preferred shares issued or outstanding.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

8.

COMMON STOCK (Continued)

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

YEAR ENDED FEBRUARY 28, 2003

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)	Identification of Directors Set forth below is the name, age and length of service of the Company’s present directors:

LENGTH
NAME (AGE)	POSITION	OF SERVICE

Robin Lee (33)	President, Secretary, Director	Since 1999

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

b)	Indentification of Certain Significant Employees The Registrant has no other employees.

c)	Family Relationships There is no family relationship between the Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

d)	Involvement in Certain Legal Proceedings No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are presently 10,433,037 shares of the Company’s common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company’s common stock, and the officers and directors of the Company:

SHARES
	OF	PERCENT
	COMMON	OF
NAME	STOCK	OWNERSHIP

Nazir Maherali	6,000,000	57%
#11 – 31550 South Fraser Way
Abbotsford, BC V2T 4C6

Directors and Officers as a group	Nil	Nil

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	Exhibits required by Item 601		(1)

	(3)(i)	Articles of Incorporation	(2)
	(3)(ii)	Bylaws	(2)
	(13)	Annual report to security holders, Form 10Q or quarterly report to security holders	(2)

		(1) Omitted Exhibits not applicable
		(2) Incorporated by reference to previous filing

b)	Reports on Form 8-K None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: June 9, 2003

URBANFIND, INC.

___/s/ Robin Lee_________
President, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 9, 2003.

___/s/ Robin Lee_________
Robin Lee
President, Secretary and Treasurer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)
Director

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

CERTIFICATIONS

I, Robin Lee, Chief Executive Officer and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Urbanfind, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant'’ ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

URBANFIND, INC.

FORM 10-KSB

YEAR ENDED FEBRUARY 28, 2003

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 11, 2003	Signed:	___/s/ Robin Lee_________
		Name:	Robin Lee
		Title:	Chief Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robin Lee, the Chief Executive Officer and principal financial officer of Urbanfind, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's AnnualReport on Form 10-KSB for the period ended February 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	June 11, 2003	Signed:	___/s/ Robin Lee_________
		Name:	Robin Lee
		Title:	Chief Executive Officer and Principal Financial Officer