Form 10QSB
period 2003-05-31
URBANFIND INC
filed 2003-07-17
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of May 31, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

URBANFIND, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

URBANFIND, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	FEBRUARY 28
	2003	2003

ASSETS

Capital Assets (Note 4)	$2,624	$2,916
Website Development Costs (Note 5)	-	1,890

	$2,624	$4,806

LIABILITIES

Current
Accounts payable	$12,602	$10,182
Interest payable	4,177	3,383

	16,779	13,565

Long Term Notes Payable (Note 6)	31,500	31,500

	48,279	45,065

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $ 0.0001 per
share
20,000,000 preferred shares, par value $0.0001 per
share

Issued and outstanding:
10,433,037 common shares at May 31, 2003 and
February 28, 2003	1,043	1,043

Additional paid-in capital	434,584	434,584

Deficit	(481,282)	(475,886)

	(45,655)	(40,259)

	$2,624	$4,806

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MAY 31		MAY 31
	2003	2002	2003

Revenue
Miscellaneous income	$-	$-	$2,741

Expenses
Consulting	-	1,000	44,285
Filing and transfer agent fees	-	299	4,288
Professional expenses	620	1,316	33,208
Website maintenance	-	1,140	16,470
Depreciation	2,182	3,246	27,102
Interest expense	794	648	4,177
General and administrative	1,800	13,120	54,493
Compensation	-	-	300,000

Net Loss For The Period	5,396	20,769	$481,282

Deficit, Beginning Of Period	475,886	433,280

Deficit, End Of Period	$481,282	$454,049

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Common
Shares Outstanding	10,433,037	10,433,037

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	MAY 31		MAY 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(5,396)	$(20,769)	$(481,282)

Adjustments To Reconcile Net Loss To Net Cash
By Operating Activities
Compensation paid with stock	-	-	300,000
Depreciation	2,182	3,246	27,102
Accounts payable	2,420	(380)	12,602
Prepaid expenses	-	(750)	-
Interest payable	794	648	4,177

	-	(18,005)	(137,401)

Cash Flows From Financing Activities
Notes payable	-	25,000	31,500
Common stock issued	-	-	135,626

	-	25,000	167,126

Cash Flows From Investing Activities
Purchase of equipment	-	-	(7,241)
Website development	-	-	(22,484)

	-	-	(29,725)

Increase (Decrease) In Cash	-	6,995	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$6,995	$-

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED

	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for
cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000
Issuance of common stock
from private placement for
cash at $0.10 per share	300,000	30	29,970	-	30,000
Loss for the period	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock
from private placement for
cash at approximately
$0.675 per share	143,037	14	96,613	-	96,627
Issuance of common stock
from private placement for
cash at $0.25 per share	40,000	4	9,996	-	10,000
Refund of funds received from
private placement at $ 0.10
per share	(50,000)	(5)	(4,995)	-	(5,000)
Loss for the year	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662
Issuance of common stock for
compensation at $0.05 per
share	6,000,000	600	299,400	-	300,000
Loss for the year	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347
Loss for the year	-	-	-	(42,606)	(42,606)

Balance, February 28, 2003	10,433,037	1,043	434,584	(475,886)	(40,259)
Loss for the period	-	-	-	(5,396)	(5,396)

Balance, May 31, 2003	10,433,037	$1,043	$434,584	$(481,282)	$(45,655)

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
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
b)

Interim Financial Statements

The interim financial statements as of, and for the period ended, May 31, 2003, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

c)

Development Stage Activities

The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
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

At May 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	h)	Revenue Recognition The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
i)

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

j)

Provision for Taxes

At May 31, 2003, the Company had an accumulated net operating loss of $481,282, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
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

3.

SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the period ended May 31, 2003, $1,800 (2002 - $1,800) has been accrued.

4.

CAPITAL ASSETS

At May 31, 2003, the Company’s capital assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended May 31, 2003 was $292 (2002 - $486).

5.

WEBSITE DEVELOPMENT COSTS

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 –“Accounting for Website Development Costs”. In accordance with this early adoption, the Company will henceforth capitalize website development costs.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.

WEBSITE DEVELOPMENT COSTS (Continued)

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company underwent another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended May 31, 2003 was $1,890 (2002 - $2,760).

6.	LONG TERM NOTES PAYABLE
	MAY 31	FEBRUARY 28
	2003	2003

Repayable July 31, 2006, interest at 10% per annum,
unsecured	$6,500	$6,500

Repayable December 31, 2008, interest at 10% per annum,
unsecured	25,000	25,000

	$31,500	$31,500

7.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of May 31, 2003, the Company did not have any preferred shares issued or outstanding.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

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

Item 2. Management's Discussion and Analysis or Plan of Operations

OVERVIEW

Urbanfind, Inc., was incorporated on March 12, 1999 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic search engine venture. Management is actively exploring a variety of innovative revenue models. The Company is a developmental stage company.

The Company has conducted a one and one half forward split of the stock currently outstanding, the effective date will be sometime during the fourth week of July 2003.There are no appreciable changes to its financial condition or its operations except as outlined in the financial statements for the fiscal year ended February 28th , 2003.

RESULTS OF OPERATIONS

Urbanfind, Inc. incurred an accumulated deficit of $481,282 for the period from March 12, 1999 (inception) to May 30, 2003, and had no sales in the current quarter. The Company does not have any liabilities other than those shown in the financial statements. The Company is not aware of any legal action or litigation of any kind. The future of the Company will be dependent upon its ability to obtain financing and additional capital through private placements of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

PART 2 - OTHER INFORMATION

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

URBANFIND, INC.

Date: July 17th, 2003

By: /s/ Robin Lee_____

Robin Lee, President

CERTIFICATIONS

I, Robin Lee, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Urbanfind, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July17, 2003	Signed:	/s/Robin Lee

	Name:	Robin Lee
	Title:	Chief Executive Officer and principal
financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robin Lee, the Chief Executive Officer and principal financial officer of Urbanfind, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended May 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 17, 2003	Signed:	/s/Robin Lee

	Name:	Robin Lee
	Title:	Chief Executive Officer and principal
financial officer