Form 10QSB
period 2003-08-31
URBANFIND INC
filed 2003-10-20
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of August 31, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

URBANFIND, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2003
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
10,433,037 common shares at August 31, 2003 and
February 28, 2003	1,043	1,043

Additional paid-in capital	434,584	434,584

Deficit	(481,282)	(475,886)

	(45,655)	(40,259)

	$2,624	$4,806

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Revenue
Miscellaneous income	$-	$-	$2,741

Expenses
Consulting	-	1,000	44,285
Filing and transfer agent fees	-	299	4,288
Professional expenses	620	1,316	33,208
Website maintenance	-	1,140	16,470
Depreciation	2,182	3,246	27,102
Interest expense	794	648	4,177
General and administrative	1,800	13,120	54,493
Compensation	-	-	300,000

Net Loss For The Period	5,396	20,769	$481,282

Deficit, Beginning Of Period	475,886	433,280

Deficit, End Of Period	$481,282	$454,049

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Common
Shares Outstanding	10,433,037	10,433,037

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			AUGUST 17
	THREE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(5,396)	$(20,769)	$(481,282)

Adjustments To Reconcile Net Loss To Net Cash
By Operating Activities
Compensation paid with stock	-	-	300,000
Depreciation	2,182	3,246	27,102
Accounts payable	2,420	(380)	12,602
Prepaid expenses	-	(750)	-
Interest payable	794	648	4,177

	-	(18,005)	(137,401)

Cash Flows From Financing Activities
Notes payable	-	25,000	31,500
Common stock issued	-	-	135,626

	-	25,000	167,126

Cash Flows From Investing Activities
Purchase of equipment	-	-	(7,241)
Website development	-	-	(22,484)

	-	-	(29,725)

Increase (Decrease) In Cash	-	6,995	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$6,995	$-

URBANFIND, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED

	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for
cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000
Issuance of common stock
from private placement for
cash at $0.10 per share	300,000	30	29,970	-	30,000
Loss for the period	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock
from private placement for
cash at approximately
$0.675 per share	143,037	14	96,613	-	96,627
Issuance of common stock
from private placement for
cash at $0.25 per share	40,000	4	9,996	-	10,000
Refund of funds received from
private placement at $ 0.10
per share	(50,000)	(5)	(4,995)	-	(5,000)
Loss for the year	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662
Issuance of common stock for
compensation at $0.05 per
share	6,000,000	600	299,400	-	300,000
Loss for the year	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347
Loss for the year	-	-	-	(42,606)	(42,606)

Balance, February 28, 2003	10,433,037	1,043	434,584	(475,886)	(40,259)
Loss for the period	-	-	-	(5,396)	(5,396)

Balance, August 31, 2003	10,433,037	$1,043	$434,584	$(481,282)	$(45,655)

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003
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
b)

Interim Financial Statements

The interim financial statements as of, and for the period ended, August 31, 2003, included herein, have been prepared for the Company without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

c)

Development Stage Activities

The Company has been in the development stage since its formation in March 1999 and has not yet realized any material revenues from its planned operations. It is engaged in the business of marketing and selling goods via a discount liquidation website.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003
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

At August 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

	h)	Revenue Recognition The Company will recognize revenue from internet-based affiliate programs when funds are earned and measurable.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
i)

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

j)

Provision for Taxes

At August 31, 2003, the Company had an accumulated net operating loss of $481,282, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003
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

3.

SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At August 31, 2001, $7,200 had been expensed and paid per this agreement. For the period ended August 31, 2003, $1,800 (2002 - $1,800) has been accrued.

4.

CAPITAL ASSETS

At August 31, 2003, the Company’s capital assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended August 31, 2003 was $292 (2002 - $486).

5.

WEBSITE DEVELOPMENT COSTS

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 –“Accounting for Website Development Costs”. In accordance with this early adoption, the Company will henceforth capitalize website development costs.

URBANFIND, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.

WEBSITE DEVELOPMENT COSTS (Continued)

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company underwent another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended August 31, 2003 was $1,890 (2002 - $2,760).

6.	LONG TERM NOTES PAYABLE
	AUGUST 31	FEBRUARY 28
	2003	2003

Repayable July 31, 2006, interest at 10% per annum,
unsecured	$6,500	$6,500

Repayable December 31, 2008, interest at 10% per annum,
unsecured	25,000	25,000

	$31,500	$31,500

7.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of August 31, 2003, the Company did not have any preferred shares issued or outstanding.

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

AUGUST 31, 2003
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

During the three month period ended August 31, 2001, the Company issued 6,000,000 shares of common stock for compensation. The offerings were made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The fair market value of the stock on the issue date was $300,000. The stock was issued by the Board of Directors per a management agreement.

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

RESULTS OF OPERATIONS

Urbanfind, Inc. incurred an accumulated deficit of $481,282 for the period from March 12, 1999 (inception) to August 31, 2003, and had no sales in the current quarter. The Company does not have any liabilities other than those shown in the financial statements. The Company is not aware of any legal action or litigation of any kind. The future of the Company will be dependent upon its ability to obtain financing and additional capital through private placements of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

PART 2 - OTHER INFORMATION

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

URBANFIND, INC.

Date: October 17, 2003

By: /s/ Hans Boge

Hans Boge, President

CERTIFICATIONS

I, Hans Boge, certify that:
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

Date: October 17, 2003	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Boge the Chief Executive Officer and principal financial officer of Urbanfind, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 17, 2003	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer