Form 10QSB
period 2003-11-30
URBANFIND INC
filed 2004-01-13
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 31, 2003

X Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes     X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,433,037 shares of common stock, $0.0001 par value outstanding as of November 30, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

URBANFIND, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

URBANFIND, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	NOVEMBER 30	FEBRUARY 28
	2003	2003

ASSETS

Capital Assets (Note 4)	$2,041	$2,916
Website Development Costs (Note 5)	-	1,890

	$2,041	$4,806

LIABILITIES

Current
Accounts payable	$18,197	$10,182
Interest payable	5,756	3,383
	23,953	13,565

Long Term Notes Payable (Note 6)	31,500	31,500
	55,453	45,065

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
80,000,000 common shares, par value $0.0001 per share
20,000,000 preferred shares, par value $0.0001 per share

Issued and outstanding:
10,433,037 common shares at May 31, 2003 and February 28, 2003	1,043	1,043

Additional paid-in capital	434,584	434,584

Deficit	(489,039)	(475,886)
	(53,412)	(40,259)

	$2,041	$4,806

URBANFIND, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2003	2002	2003	2002	2003

Revenue
Miscellaneous income	$-	$-	$-	$-	$2,741

Expenses
Consulting	-	-	-	3,000	44,285
Filing and transfer agent fees	1,270	-	1,270	299	5,558
Professional expenses	-	650	990	2,401	33,578
Website maintenance	-	-	-	1,140	16,470
Depreciation	292	3,246	2,765	9,739	27,685
Interest expense	785	785	2,373	2,227	5,756
General and administrative	2,155	2,050	5,755	18,162	58,448
Compensation	-	-	-	-	300,000
	4,502	6,731	13,153	36,968	491,780

Net Loss For The Period	4,502	6,731	13,153	36,968	$489,039

Deficit, Beginning Of Period	484,537	463,517	475,886	433,280

Deficit, End Of Period	$489,039	$470,248	$489,039	$470,248

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of Common Shares Outstanding	10,433,037	10,433,037	10,433,037	10,433,037

URBANFIND, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					INCEPTION
					AUGUST 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	NOVEMBER 30		NOVEMBER 30		NOVEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(4,502)	$(6,731)	$(13,153)	$(36,968)	$(489,039)

Adjustments To Reconcile Net Loss To Net Cash By Operating Activities
Compensation paid with stock	-	-	-	-	300,000
Depreciation	292	3,246	2,765	9,739	27,685
Accounts payable	3,425	2,450	8,015	252	18,197
Prepaid expenses	-	250	-	(250)	-
Interest payable	785	785	2,373	2,227	5,756
	-	-	-	(25,000)	(137,401)

Cash Flows From Financing Activities
Notes payable	-	-	-	25,000	31,500
Common stock issued	-	-	-	-	135,626
	-	-	-	25,000	167,126

Cash Flows From Investing Activities
Purchase of equipment	-	-	-	-	(7,241)
Website development	-	-	-	-	(22,484)
	-	-	-	-	(29,725)

Increase (Decrease) In Cash	-	-	-	-	-

Cash, Beginning Of Period	-	-	-	-	-

Cash, End Of Period	$-	$-	$-	$-	$-

URBANFIND, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

NOVEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Issuance of common stock for cash at $0.0001 per share	4,000,000	$400	$3,600	$-	$4,000
Issuance of common stock from private placement for cash at $0.10 per share	300,000	30	29,970	-	30,000
Loss for the period	-	-	-	(13,710)	(13,710)

Balance, February 29, 2000	4,300,000	430	33,570	(13,710)	20,290

Issuance of common stock from private placement for cash at approximately $0.675 per share	143,037	14	96,613	-	96,627
Issuance of common stock from private placement for cash at $0.25 per share	40,000	4	9,996	-	10,000
Refund of funds received from private placement at $0.10 per share	(50,000)	(5)	(4,995)	-	(5,000)
Loss for the year	-	-	-	(71,255)	(71,255)

Balance, February 28, 2001	4,433,037	443	135,184	(84,965)	50,662

Issuance of common stock for compensation at $0.05 per share	6,000,000	600	299,400	-	300,000
Loss for the year	-	-	-	(348,315)	(348,315)

Balance, February 28, 2002	10,433,037	1,043	434,584	(433,280)	2,347

Loss for the year	-	-	-	(42,606)	(42,606)

Balance, February 28, 2003	10,433,037	1,043	434,584	(475,886)	(40,259)

Loss for the period	-	-	-	(13,153)	(13,153)

Balance, November 30, 2003	10,433,037	$1,043	$434,584	$(489,039)	$(53,412)

URBANFIND, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2003

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

NOVEMBER 30, 2003

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

At November 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

j)     Provision for Taxes

At November 30, 2003, the Company had an accumulated net operating loss of $489,039, which expire in the years 2019 through 2020. The Company recognized approximately $300,000 of expense for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

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

MAY 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)     Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and long term debt in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SERVICE AGREEMENT

On May 31, 2000, the Company entered into an agreement with Apus Capital Corp., a related party, for future office services and rent valued at $600 per month. At May 31, 2001, $7,200 had been expensed and paid per this agreement. For the period ended November 30, 2003, $5,400 (2002 - $5,400) has been accrued.

4. CAPITAL ASSETS

At November 30, 2003, the Company's capital assets consist of office equipment, which is being depreciated using an accelerated method of depreciation over a five-year life span. Depreciation expense for the period ended November 30, 2003 was $875 (2002 - $1,458).

5. WEBSITE DEVELOPMENT COSTS

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2 - "Accounting for Website Development Costs". In accordance with this early adoption, the Company will henceforth capitalize website development costs.

URBANFIND, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

5. WEBSITE DEVELOPMENT COSTS (Continued)

In November 2000, the Company revised and expanded its website. The cost of development was $7,485 and will be amortized over a period of 24 months. In August 2001, the Company underwent another renovation of its website with the cost of $15,000 being amortized over a period of 24 months. Amortization expense for the period ended November 30, 2003 was $1,890 (2002 - $8,281).

6. LONG TERM NOTES PAYABLE

	NOVEMBER 30	FEBRUARY 28
	2003	2003

Repayable July 31, 2006, interest at 10% per annum, unsecured	$6,500	$6,500

Repayable December 31, 2008, interest at 10% per annum, unsecured	25,000	25,000

	$31,500	$31,500

7. PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred shares have not been designated any preferences. As of November 30, 2003, the Company did not have any preferred shares issued or outstanding.

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

NOVEMBER 30, 2003

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

10. SUBSEQUENT EVENT

Subsequent to November 30, 2003, the Company has signed an agreement to acquire majority interest in a group of mineral claims in the Klondike region, Yukon, Canada.

Item 2. Management Discussion and Analysis.

The Company had no operations during the quarter ending on November 30, 2003. Subsequent to the end of the quarter, the Company, on December 8, 2003, signed an Assignment Agreement which will allow the Company to purchase a majority interest in certain mining claims in Yukon Province, Canada. The Company has begun the transition to a mining development enterprise, and hopes to make progress in developing certain mining claims during the fourth quarter and the next fiscal year. The Company does not expect to see significant, if any revenue during the next quarter, and possible during the next fiscal year.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

Reports on Form 8-K: The following current reports were filed during the quarter ended November 30, 2003:

Date Filed	Item Reported
September 23, 2003	6
November 21, 2003	5

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBANFIND, INC.

Date:    January 13, 2004

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
6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2004	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Boge the Chief Executive Officer and principal financial officer of Urbanfind, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 13, 2004_	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer