Form 10KSB
period 2004-02-29
KLONDIKE STAR MINERAL CORP
filed 2004-06-14
CIK 1083321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2004

[]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________ Commission file number ___________________________________

Klondike Star Mineral Corporation

(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-198078 (I.R.S. Employer Identification No.)
2009 Iron Street, Bellingham, WA (Address of principal executive offices)	98225 (Zip Code)
Issuer's telephone number (360-647-3170 )
Securities registered under Section 12(b) of the Exchange Act:	None
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] ☒ No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $34,429,022.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 2004, there were 20,489,800 shares of the Issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [][X] No ☒

PART I

Item 1. Description of Business.

The Company is filing this Form 10-KSB as part of the process of voluntarily becoming reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT

Klondike Star Mineral Corporation was incorporated as Urbanfind, Inc. in the State of Delaware on March 12, 1999 to engage in business on the internet. The Company changed its name to Klondike Star Mineral Corporation on January 13, 2004.

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

Item 2. Description of Property.

None

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the Shareholders of Klondike was held on December 30, 2003, at which time shareholders approved an Amendment to the Company's Articles of Incorporation changing the Company's name to Klondike Star Mineral Corporation. Following is a breakdown of votes cast.

Votes For:	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
9,000,000	0	0	0	Unknown

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a)	Market Information

Prior to May 2001, there was no trading market for our common stock. We obtained a trading symbol of "UBFI" and began trading on the NASD Over-the-Counter Bulletin Board in May 2001. In January, 2004, the Company changed its name to Klondike Star Mineral Corporation. The Company received the new trading symbol of "KDSM." Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At April 19, 2004, our stock was bid $3.63 and offered at $3.65.

The Securities and Exchange Commission has adopted a rule that defines a "penny stock", for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is presently considered a "penny stock" and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

b)	Holders There are 40 holders of the common stock of the Company.
c)	Dividends The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.
d)	Unregistered Sales

During the period covered by this report, the Company has sold or issued 4,840,000 shares of common stock. The shares were issued for mineral property rights and for a total cash of $1,849,955.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Klondike Star Mineral Corporation is a prospecting and mineral exploration company conducting business in Yukon Territories. The principal asset of the company is the right to earn majority interest in a mineral resource property known as the Lone Star claims.

Klondike Star Mineral Corporation is pursuing a specific strategy and approach. The Company intends to manage capital resources with a focus on expenditures in work programs on carefully selected assets.

The primary focus of the company is a joint-venture on the Lone Star claims. The Company will consider additional projects.

The main focus in the 2004 and 2005 work programs is to locate and determine the tonnage and grade of ore resources in the shear zones within the Lone Star property.

The first step will be to conduct a pre-feasibility of the old Lone Star Mine, operated from 1912 to 1914, and closed down at the outbreak of World War I.

Klondike Star Mineral Corporation is undertaking a work programs on the shear zones that have been discovered on the Lone Star claims in addition to other prospective sites on the property. The work programs consist of further surveys, drilling, bulk testing, and trenching work.

Klondike Star will further undertake a pre-feasibility of the Lone Star mine to determine tonnage and grade for the purpose of making a production decision.

The Company raised approximately $1,900,000 during the year ending February 2004, and an additional approximately $925,000 subsequent to the year end, for a total of approximately $2,700,000 to date. The Company expects to expend approximately $2,800,000 during fiscal 2004 in exploration and development. In the year ending February 2004, the Company discontinued is previous operations. During the previous year, the Company had approximately $21,912 in expenses, and $31,500 in notes payable, with no revenue, for total liabilities of $53,412 in liabilities. The liabilities were forgiven prior to the end of February 2004.

Item 7. Financial Statements.

KLONDIKE STAR MINERAL CORPORATION

(FORMERLY URBANFIND, INC.)

FINANCIAL STATEMENTS

February 29, 2004

KLONDIKE STAR MINERAL CORPORATION

(FORMERLY URBANFIND, INC.)

FINANCIAL STATEMENTS

February 29, 2004

CONTENTS

Independent Auditor's Report                                                                        1

Financial Statements:

Balance Sheets                                                                                     2

Statements of Operations                                                                      3

Statements of Stockholders' Equity                                                       4

Statements of Cash Flows                                                                     5

Notes to Financial Statements                                                                         6

WILLIAMS & WEBSTER, P.S.

Certified Public Accountants & Business Consultants

Board of Directors

Klondike Star Mineral Corporation

Winnipeg, Manitoba, Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Klondike Star Mineral Corporation, (a Delaware corporation) at February 29, 2004 and February 28, 2003, respectively, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corporation as of February 29, 2004 and February 28, 2003, respectively, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles established by the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a negative working capital position which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

June 11, 2004

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

		February 28,
	February 29,	2003
	2004	Restated

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,845,287	$-
Total Current Assets	1,845,287	-

TOTAL ASSETS	$1,845,287	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,629	$-
Accounts payable - related party	11,856	-
Total Current Liabilities	21,485	-

NET LIABILITIES FROM DISCONTINUED OPERATIONS	-	40,259

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
2,000,000 and 0 shares of Series A issued and outstanding, respectively	200	-
Common stock, $0.0001 par value; 80,000,000 shares authorized,
20,489,800 and 15,649,800 shares issued and outstanding, respectively	2,049	1,565
Additional paid-in capital	32,836,790	434,062
Subscription receivable	(750,045)	-
Deficit accumulated during prior development stage	(484,537)	(475,886)
Deficit accumulated during exploration stage	(29,780,655)	-
Total Stockholders' Equity (Deficit)	1,823,802	(40,259)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,845,287	$-

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
					From December
					8, 2003
				Year Ended	(Inception of
		Year Ended		February 28,	Exploration Stage)
		February 29,		2003	to February 29,
		2004		(Restated )	2004

REVENUES		$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees		15,162		-	15,162
Mineral rights acquisition		29,750,000		-	29,750,000
Travel and entertainment		11,084		-	11,084
Goods and service tax		814		-	814
Bank charges		20		-	20
Total Expenses		29,777,080		-	29,777,080

OPERATING INCOME (LOSS)		(29,777,080)		-	(29,777,080)

OTHER INCOME
Interest and other income		780		-	780
Foreign currency gain		147		-	147
Total other income		927		-	927

LOSS BEFORE INCOME TAXES		(29,776,153)		-	(29,776,153)

PROVISION FOR TAXES		-		-	-

LOSS FROM CONTINUING OPERATIONS		(29,776,153)		-	(29,776,153)

LOSS FROM DISCONTINUED OPERATIONS		(4,502)		(42,606)	(4,502)

NET LOSS DURING EXPLORATION STAGE		$(29,780,655)		$(42,606)	$(29,780,655)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED: CONTINUING OPERATIONS		$(1.53)		$-
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		19,494,723		15,649,800

The accompanying notes are an integral part of these financial statements

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated	Deficit
							During	Accumulated
	Preferred Stock		Common Stock		Additional		prior	During	Total
	Number of		Number of		Paid-in	Subscription	Development	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Equity

BALANCE, February 28, 2002 (restated)	-	$-	15,649,800	$1,565	$434,062	$-	$(433,280)	$-	$2,347

Net loss for the year ended
February 28, 2003	-	-	-	-	-		(42,606)	-	(42,606)

BALANCE, February 28, 2003 (restated)	-	-	15,649,800	1,565	434,062	-	(475,886)	-	(40,259)

Issuance of preferred and common stock
for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000

Issuance of common stock for cash
for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955

Contributed capital	-	-	-	-	53,412	-	-	-	53,412

Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)

BALANCE, February 29, 2004	2,000,000	$200	20,489,800	$2,049	$32,836,790	$(750,045)	$(484,537)	$(29,780,655)	$1,823,802

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
			From December 8,
			2003
		Year Ended	(Inception of
	Year Ended	February 28,	Exploration Stage)
	February 29,	2003	to February 29,
	2004	(Restated)	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(29,780,655)	$-	$(29,780,655)
Discontinued operations	4,502	42,606	4,502
	(29,776,153)	42,606	(29,776,153)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase (decrease) in depreciation	-	12,100	-
Stock issued for acquisition of mineral rights expensed	29,750,000	-	29,750,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	9,629	2,502	9,629
Increase (decrease) in accounts payable, related party	11,856	-	11,856
Increase (decrease) in interest payable	-	3,004	-
Net cash provided (used) by discontinued operations	-	(85,212)	-
Net cash (used) by operating activities	(4,668)	(25,000)	(4,668)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued	1,849,955	-	1,849,955
Net cash provided (used) by discontinued operations	-	25,000	-
Net cash provided by financing activities	1,849,955	25,000	1,849,955

Net increase (decrease) in cash and cash equivalents	1,845,287	-	1,845,287

Cash and cash equivalents beginning of period	-	-	-

Cash and cash equivalents end of period	$1,845,287	$-	$1,845,287

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES:
Issuance of stock for mineral properties	$29,750,000	$-	$29,750,000

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Klondike Star Mineral Corporation (hereinafter "the Company") was originally incorporated as Cyberbiz, Inc. in 1999 under the laws of the State of Delaware. The Company later changed its name to Urbanfind, Inc. and again in 2004 changed its name to Klondike Star Mineral Corporation. The Company's fiscal year-end is the last calendar day of February.

Historically, the Company has been principally engaged in an internet-based business. Upon its acquisition of certain mining claims in December 2003, the Company began a new exploration stage as a minerals exploration company.

The Company maintains offices in Bellevue, Washington and in Vancouver, British Columbia. As the Company is in the exploration stage, it has not realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

The Company's policy is to recognize the cost of compensated absences when actually earned by employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Risk

The Company maintains its domestic cash in primarily one commercial bank in Bellevue, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At February 29, 2004, the Company exceeded the insured amount by $1,745,287.

Derivative Instruments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

In the years ended February 29, 2004 and February 28, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 20,000,000 common stock equivalents outstanding at February 29, 2004 and none at February 28, 2003. These common stock equivalents were deemed to be anti-dilutive and had no effect upon losses per share.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Stage Activities

The Company has been in the exploration stage since December 8, 1993 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercial minable reserve, the Company would expect to actively prepare the site for extraction.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended February 29, 2004 were $29,750,000. The aggregate exploration costs expensed during the Company's exploration stage are $29,750,000.

Exploration and Development Stages

At December 8, 2003, the Company acquired certain mining claims in the Yukon Territory, changed its principal business activity to minerals exploration, and became an exploration stage enterprise. Prior to this time, the Company was considered a development stage company (without revenues), engaged in the business of website marketing.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances to employee, foreign tax return receivable, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2004 and February 28, 2003.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Operations

The accompanying balance sheet contains no recorded Company assets in foreign countries. The Company does, however, hold mineral properties situated in the Yukon Territory of Canada which were expensed as an exploration cost when acquired. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $29,780,655 for the year ended February 29, 2004 and has an accumulated deficit of $30,265,192 since inception of the Company. The Company currently has no operating mining properties.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company is actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $2,250,000 for fiscal 2005.

The Company has approximately $1,900,000 in cash and has generated an additional $925,000 for total cash available of approximately $2,800,000.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase or staking of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line or accelerated methods over the expected useful lives of the assets.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At February 29, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $175,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at February 29, 2004 and February 28, 2003 were as follows:

	February 29, 2004	February 28, 2003

Net operating loss carryforward:	$515,000	$475,000
Deferred tax asset	$175,100	$161,500
Deferred tax asset valuation allowance	(175,100)	(161,500)
Net deferred tax asset	$ -	$ -

At February 29, 2004, the Company has net operating loss carryforwards of approximately $515,000, which expire in the years 2019 through 2021. The Company recognized $29,750,000 of losses from the issuance of stock for mineral acquisition costs in fiscal 2004, which are not deductible for tax purposes. The change in the allowance account from February 29, 2003 to February 28, 2004 was $13,600.

The Company has issued preferred convertible stock which if converted could limit the utilization of new operating losses.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that this standard does not affect it at this time.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the fair value method, the adoption of SFAS No. 148 has no material impact on the Company's financial condition or results of operations.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

NOTE 3 - MINERAL PROPERTIES

In December 2003, the Company acquired certain mining claims situated in Dawson Mining District in the Yukon Territory of Canada by the Company's issuance of 3,800,000 shares of common stock and 2,000,000 shares of preferred convertible stock in a transaction valued at $29,750,000 which reflects the market value of the shares at issuance and which is deemed the best measure of transaction value. Because there are no independent professional reports as to the amounts of reserves in the mineral properties acquired, the acquisition cost of these properties has been recorded as an exploration expense.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $11,856 at February 29, 2004.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The specific features of the preferred stock are each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At February 29, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding. There were no preferred stock shares issued and outstanding at February 28, 2003.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At February 29, 2004, the Company had 20,489,800 shares of common stock outstanding.

During the year ended February 29, 2004, the Company issued 3,800,000 shares of its common stock in connection with the acquisition of certain mining claims in the Dawson Mining District of Yukon Territory in Canada. Also, during the year ended February 29, 2004, the Company sold in a private placement 1,040,000 shares of its common stock at $2.50 per share for cash and subscriptions receivable of $2,600,000.

At February 28, 2003, the Company had 15,649,800 shares of common stock outstanding. All references in these financial statements to common stock shares have been adjusted to reflect a 1.5 to 1 forward stock split effective during the year ended February 29, 2004.

The Company's board of directors has approved the adoption of the Company's 2003 stock incentive plan for employees and consultants. The Company registered 2,800,000 options with an exercise price of $1.00. The duration of the plan is 10 years and may be modified with or without shareholders approval.

NOTE 7 - CONTRIBUTION OF CAPITAL

During the year ended February 29, 2004, certain Company shareholders elected to forgive $31,500 of unsecured, long-term debt bearing interest at 10% per annum. The shareholders also elected to forgive $5,756 of accrued interest on the debt and $16,156 of accounts payable owed them. The aggregate amount of the shareholder forgiveness has been recorded as a contribution of capital on the Company's statement of stockholders' equity.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 9 - DISCONTINUED OPERATIONS

During the year ended February 29, 2004, the Company elected to fully dispose of its prior operations and recorded costs associated from discontinued operations of $4,502 and $42,606 for the years ended February 2004 and 2003, respectively. (See Note 1.)

The assets and liabilities disposed of from discontinued operations at February 28, 2003 were as follows:

Cash	$2,916
Website development	1,890
Total Assets	4,806

Accounts payable	10,182
Interest payable, related party	3,383
Long-term notes, related party	31,500
45,065

Liabilities in excess of assets	$40,259

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No. 146. (See Note 7.)

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end the Company collected $750,045 of stock subscriptions and sold an additional $175,000 of common stock.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

a)	Identification of Directors Set forth below is the name, age and length of service of the Company's present directors:
LENGTH
NAME (AGE)	POSITION	OF SERVICE

Hans Boge (53)	President, Secretary, Director	Since Sept. 2003
Don Flinn (59)	Director	Since February 2004

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

Set fourth below is certain biographical information regarding each Director and Executive Officer of the Company:

Hans Boge, P. Eng. Founder and President of Boge and Boge (1980) Ltd., a consulting engineering firm started in 1976. The company's major clients in the mining sector include Hudson's Bay Mining and Smelting and INCO. In the Gold mining sector, customers included Placer Dome, Campbell Red Lake Mines, Dickensen Mines (now GoldCorp), and Bissett Gold Mine.

Don Flinn, P. Eng. A civil engineer, with over 35 years business experience in both the private and public sector. Mr. Flinn is Managing Director of Energy Solutions Centre, Inc. in Whitehorse, Yukon. Energy Solutions Centre has won several national awards for its performance in the energy conservation field.

Mr. Flinn is past President, Association of Professional Engineers of Yukon. He is a Member of the Canadian Standards Association (CSA), serves on the technical review committee for the Canadian GeoExchange Coalition, and is President, CEO of Innovative Construction Technologies, Inc., a business specializing in modular structures.

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

Item 10. Executive Compensation.

There are no officers or directors that received compensation in excess of $60,000 or more during the last year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are presently 20,489,800 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company:

SHARES
	OF	PERCENT
	COMMON	OF
NAME	STOCK	OWNERSHIP

Nazir Maherali	9,000,000	44%
#11 - 31550 South Fraser Way
Abbotsford, BC V2T 4C6

Directors and Officers as a group	Nil	Nil

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

Exhibits as Required by Item 601 of Regulation S-B.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	Bylaws	Previously Filed
21	List of Subsidiaries	Included
31	Rule 12a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certification	Included

Reports on Form 8-K

Date Form 8-K Filed	Item Reported
December 5, 2003	Item 5 - Other Events
December 12, 2003	Item 5 - Other Events
March 5, 2004, Amended March 11, 2004	Item 4 - Change in Certifying Accountants

Item 14. Item 14. Controls and Procedures; Principal Accountant Fees and Services.

Our management, which includes our President and Treasurer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within

90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Audit Fees: $12,000. Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: $0.00 Aggregate fees billed for the last fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported above. Registrant shall describe the nature of the services comprising the fees disclosed under this category.

Tax Fees: $0.0 Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

All Other Fees: $0.0. Aggregate fees billed for the last fiscal year for products and services provided by the principal accountant, other than the services reported above. Registrant shall describe the nature of the services comprising the fees disclosed under this category.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

(Registrant)

By:    /s/ Hans Boge

        President

Date     June 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Hans Boge

        President

Date June 12, 2004

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Boge, certify that:

1. I have reviewed this annual report on Form 10-KSB of Klondike Star Mineral Corporation for the year ended February 29, 2004;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12,  2004

/s/ Hans Boge

Hans Boge

President

EXHIBIT 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Klondike Star Mineral Corporation (the "Company"), on Form 10-KSB for the year ending February 29, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Hans Boge, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 135)), that to my knowledge:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hans Boge

Hans Boge

President