Form 10QSB
period 2004-03-31
KLONDIKE STAR MINERAL CORP
filed 2004-07-21
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2004

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORPORATION

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes      No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,000,000 shares of common stock, $0.0001 par value outstanding as of May 31, 2004; 20,489,800 shares of Series A, convertible, issued and outstanding as of May 31, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	May 31,	February 29,
	2004	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,118,147	$1,845,287
Total Current Assets	2,118,147	1,845,287

PROPERTY, PLANT, AND EQUIPMENT, NET	90,431	-

TOTAL ASSETS	$2,208,578	$1,845,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$9,629
Accounts payable - related party	-	11,856
Total Current Liabilities	-	21,485

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
2,000,000 shares of Series A issued and outstanding, respectively	200	200
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-
20,557,800 and 20,489,800 shares issued and outstanding, respectively	2,055	2,049
Additional paid-in capital	33,006,726	32,836,790
Subscription receivable	-	(750,045)
Deficit accumulated during prior development stage	(484,537)	(484,537)
Deficit accumulated during exploration stage	(30,315,866)	(29,780,655)
Total Stockholders' Equity (Deficit)	2,208,578	1,823,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,208,578	$1,845,287

The accompanying notes are an integral part of these financial statements

KLONDIKE STAR MINERAL CORPORATION
(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					From December
					8, 2003
					(Inception of
		Three months		Three months	Exploration Stage)
		ended May 31,		ended May 31,	to May 31,
		2004		2003	2004
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees		30,401		-	45,563
Mineral rights acquisition		-		-	29,750,000
Travel and entertainment		9,198		-	20,282
Consulting		206,923		-	206,923
Lease Assignment		257,250		-	257,250
Public relations		7,850		-	7,850
Goods and service tax		-		-	814
Office supplies		26,866		-	26,866
Bank charges		751		-	771
Total Expenses		539,239		-	30,316,319

OPERATING INCOME (LOSS)		(539,239)		-	(30,316,319)

OTHER INCOME
Interest and other income		4,028		-	4,808
Foreign currency gain		-		-	147
Total other income		4,028		-	4,955

LOSS BEFORE INCOME TAXES		(535,211)		-	(30,311,364)

PROVISION FOR TAXES		-		-	-

LOSS FROM CONTINUING OPERATIONS		(535,211)		-	(30,311,364)

LOSS FROM DISCONTINUED OPERATIONS		-		(5,396)	(4,502)

NET LOSS DURING EXPLORATION STAGE		$(535,211)		$(5,396)	$(30,315,866)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED: CONTINUING OPERATIONS		$(0.03)		$-
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,523,426		15,649,800

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated	Deficit
							During	Accumulated
	Preferred Stock		Common Stock		Additional		prior	During	Total
	Number of		Number of		Paid-in	Subscription	Development	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Equity

BALANCE, February 28, 2002	-	$-	15,649,800	$1,565	$434,062	$-	$(433,280)	$-	$2,347

Net loss for the year ended
February 28, 2003	-	-	-	-	-		(42,606)	-	(42,606)

BALANCE, February 28, 2003	-	-	15,649,800	1,565	434,062	-	(475,886)	-	(40,259)

Issuance of preferred and common stock
for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000

Issuance of common stock for cash
for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955

Contributed capital	-	-	-	-	53,412	-	-	-	53,412

Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)

BALANCE, February 29, 2004	2,000,000	$200	20,489,800	$2,049	$32,836,790	$(750,045)	$(484,537)	$(29,780,655)	$1,823,802

Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045

Issuance of common stock for cash at $2.50
per share and payment of related expenses	-	-	68.000	6	169,936	-	-	-	169,942

Net loss for the period ended
May 31, 2004 (unaudited)	-	-	-	-	-	-	-	(535,211)	(535,211)

BALANCE, May 31, 2004	2,000,000	$200	20,557,800	$2,055	$33,006,726	$-	$(484,537)	$(30,315,866)	$2,208,578

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
			From December 8,
			2003
			(Inception of
	Three months	Three months	Exploration Stage)
	ended May 31,	ended May 31,	to May 31,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(535,211)	$-	$(30,315,866)
Discontinued operations (net loss)	-	5,396	4,502
	(691,059)	5,396	(30,467,212)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase (decrease) in depreciation	-	2,182	-
Stock issued for acquisition of mineral rights expensed	-	-	29,750,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(9,629)	2,420	-
Increase (decrease) in accounts payable, related party	(11,856)	-	-
Increase (decrease) in interest payable	-	794	-
Net cash provided (used) by discontinued operations	-	(10,792)	-
Net cash (used) by operating activities	(556,696)	-	(561,364)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
(Increase) decrease in equipment	(90,431)	-	(90,431)
Net cash provided by investing activities	(90,431)	-	(90,431)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Collection of stock subscription receivable	750,045	-	750,045
Common stock issued for cash	169,942	-	2,019,897
Net cash provided (used) by discontinued operations	-		-
Net cash provided by financing activities	919,987	-	2,769,942

Net increase (decrease) in cash and cash equivalents	272,860	-	2,118,147

Cash and cash equivalents beginning of period	1,845,287	-	-

Cash and cash equivalents end of period	$2,118,147	$-	$2,118,147

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2004

NOTE 1 - DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission.  As said, these statements do not include all disclosures required under generally accepted principals and should be read in conjunction with the audited financial statements for the year ended February 29, 2004.  In the opinion of management, all required adjustments which consist of normal re-occurring accruals have been made to the financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $535,000 for the period ended May 31, 2004 and has an accumulated deficit of approximately $30,315,000 since inception of the Company's exploration stage (December 8, 2003).  The Company currently has no revenues and no operating mining properties.

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

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2004

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $2,250,000 for fiscal 2005.  The Company has approximately $2,118,000 in cash at May 31, 2004.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost.  Depreciation is calculated using the straight-line method over five to seven years.  The following is a summary of property, equipment placed in service effective June 1, 2004 for depreciation purposes, and accumulated depreciation at May 31, 2004.

	May 31, 2004
		Accumulated
	Cost	Depreciation
Trailers	$ 40,484	$ -
Dodge Truck	17,599	-
Five All-Terrain Vehicles	22,152	-
Oriental Rugs	3,336	-
Computer Equipment	6,859	-
Total	90,430	-
Less: Accumulated
Depreciation	-
Total Property, Plant and
Equipment, net	$ 90,430

  NOTE 4 - RELATED PARTY TRANSACTIONS

 On occasion, the Company's shareholders pay corporate expenses.  These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $0 and $11,856 at May 31, 2004 and February 29, 2004, respectively.

 NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock.  The specific features of the preferred stock are each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing.  The Company's board of directors will determine the specific features of each additional

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2004

 issuance of preferred shares.  At May 31, 2004 and February 29, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock.  Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders.  At May 31, 2004 and February 29, 2004, the Company had 20,557,800,200 and 20,489,800 shares of common stock outstanding, respectively.

During the period ended May 31, 2004, the Company sold in a private placement 68,000 shares of its common stock at $2.50 per share for total cash proceeds of $169,942 and paid commission on sale of stock in the amount of $141,000.

The Company's board of directors has approved the adoption of the Company's 2003 stock incentive plan for employees and consultants.  The Company registered 2,800,000 options with an exercise price of $1.00.  The duration of the plan is 10 years and may be modified with or without shareholders approval.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On May 14, 2004, the Company entered into a consulting agreement with Acetech Capital Corp  ("Acetech") for the purpose of providing and rendering public relations and communications services for the Company.  This agreement is for a period of one year commencing May 13, 2004 and is renewable upon mutual consent.  The Company shall pay  the sum of $364,000 for services rendered and performed by Acetech as follows but not limited to:

                        $184,000        Printing of Klondike Star Corporate Material

                        $  10,000 Web Site

                        $170,000            Postage, transportation and long distance.

On May 14, 2004 the Company entered into a consulting agreement with Resourcex Capital Corp. ("Resourcex") for the purpose of providing corporate development and consulting services to the Company.  The term of this agreement shall commence on June 1, 2004 and shall continue for a period of one year unless terminated, within any six month term, in writing by either party.  The Company shall grant incentive stock options to acquire up to 400,000 common shares in the capital stock of the Company. Providing this agreement has not been terminated prior to the date of vesting, options to acquire 100,000 common shares of the Company will vest on September 1, 2004, March 1, 2005,

September 1, 2005 and March 1, 2006.  In the event of change of control of the Company, all of the incentive stock options not yet vested shall vest immediately.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2004

Prior to inception of exploration stage at December 8, 2004, the Company entered into a consulting agreement with Rahn and Bodmar for the purpose of building a communications program directed to increase the shareholder and investor base of the Company.  During the period May 31, 2004, $200,000 was paid as completion installments on this contract.  This contract is linked as a business segment of Resourcex.

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

NOTE 8 - SUBSEQUENT EVENTS

On or about June 24, 2004, the Company directed the transfer of $1,000,000 (U.S.) from its trust account at Bank of America, Bellevue, Washington, to a lawyer's trust account at Murrin Professional Corporation in Whitehourse, Yukon Territories, Canada.  The transfer was in anticipation of what the Company hopes is a favorable exchange rate movement, and to have funds more readily available for proposed mining activities in the Yukon Territory.

Item 2. Management Discussion and Analysis.

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

The Company has already begun test drillings on several locations in the Lone Star area. Several geologists have viewed the area and provided management with feedback as to the optimal areas for the initial test drilling. The Company is in the process of purchasing equipment for the test drilling, and, ultimately for the mining itself.

Depending on the results of the test drilling in the summer of 2004, the Company will decide whether to conduct additional tests in 2005, or begin preliminary mining during the 2005 season.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

Reports on Form 8-K: The following current reports were filed during the quarter ended May 31, 2004:

Date Filed	Item Reported
March 5, 2004	4

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date  July 20, 2004

By: /s/ Hans Boge

Hans Boge, President

CERTIFICATIONS

I, Hans Boge, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Klondike Star Mineral Corporation, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 20, 2004	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Boge the Chief Executive Officer and principal financial officer of Klondike Star Mineral Corporation, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended May 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 20, 2004	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer