Form 10QSB
period 2004-05-31
KLONDIKE STAR MINERAL CORP
filed 2004-07-21
CIK 1083321

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes      No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:__________________ shares of common stock, $0.0001 par value outstanding as of May 31, 2004.

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

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	May 31,	February 29,
	2004	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,118,160	$1,845,287
Total Current Assets	2,118,160	1,845,287

PROPERTY, PLANT, AND EQUIPMENT, NET	75,583	-

TOTAL ASSETS	$2,193,743	$1,845,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$9,629
Accounts payable - related party	-	11,856
Total Current Liabilities	-	21,485

NET LIABILITIES FROM DISCONTINUED OPERATIONS	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
2,000,000 and 0 shares of Series A issued and outstanding, respectively	200	200
Common stock, $0.0001 par value; 80,000,000 shares authorized,	-
20,614,200 and 20,489,800 shares issued and outstanding, respectively	2,061	2,049
Additional paid-in capital	33,147,733	32,836,790
Subscription receivable	-	(750,045)
Deficit accumulated during prior development stage	(484,537)	(484,537)
Deficit accumulated during exploration stage	(30,471,714)	(29,780,655)
Total Stockholders' Equity (Deficit)	2,193,743	1,823,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,193,743	$1,845,287

The accompanying notes are an integral part of these financial statements

2

KLONDIKE STAR MINERAL CORPORATION
(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					From December
					8, 2003
		Three months		Three months	(Inception of
		ended May 31,		ended May 31,	Exploration Stage)
		2004		2003	to May 31,
				Restated	2004

REVENUES		$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees		30,401		-	45,563
Mineral rights acquisition		-		-	29,750,000
Travel and entertainment		9,198		-	20,282
Commissions		141,000			141,000
Consulting		206,923			206,923
Lease Assignment		257,250			257,250
Public relations		7,850			7,850
Goods and service tax		-		-	814
Office Supplies & Equipment		41,714			41,714
Bank charges		751		-	771
Total Expenses		695,087		-	30,472,167

OPERATING INCOME (LOSS)		(695,087)		-	(30,472,167)

OTHER INCOME
Interest and other income		4,028		-	4,808
Foreign currency gain		-		-	147
Total other income		4,028		-	4,955

LOSS BEFORE INCOME TAXES		(691,059)		-	(30,467,212)

PROVISION FOR TAXES		-		-	-

LOSS FROM CONTINUING OPERATIONS		(691,059)		-	(30,467,212)

LOSS FROM DISCONTINUED OPERATIONS		-		(5,396)	(4,502)

NET LOSS DURING EXPLORATION STAGE		$(691,059)		$(5,396)	$(30,471,714)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED: CONTINUING OPERATIONS		$(0.04)		$-
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		19,494,723		15,649,800

The accompanying notes are an integral part of these financial statements.

2

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated	Deficit
							During	Accumulated
	Preferred Stock		Common Stock		Additional		prior	During	Total
	Number of		Number of		Paid-in	Subscription	Development	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Equity

BALANCE, February 28, 2002 (restated)	-	$-	15,649,800	$1,565	$434,062	$-	$(433,280)	$-	$2,347

Net loss for the year ended
February 28, 2003	-	-	-	-	-		(42,606)	-	(42,606)

BALANCE, February 28, 2003 (restated)	-	-	15,649,800	1,565	434,062	-	(475,886)	-	(40,259)

Issuance of preferred and common stock
for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000

Issuance of common stock for cash
for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955

Contributed capital	-	-	-	-	53,412	-	-	-	53,412

Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)

BALANCE, February 29, 2004	2,000,000	$200	20,489,800	$2,049	$32,836,790	$(750,045)	$(484,537)	$(29,780,655)	$1,823,802

									1,823,802
Issuance of common stock for cash	-	-	124,400	12	310,943	750,045	-	-	1,061,000
for $2.50 per share

Net loss for the period ended
May 31, 2004	-	-	-	-	-	-	-	(691,059)	(691,059)

BALANCE, May 31, 2004	2,000,000	$200	20,614,200	$2,061	$33,147,733	$-	$(484,537)	$(30,471,714)	$2,193,743

The accompanying notes are an integral part of these financial statements.

4

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
			From December 8,
			2003
	Three months	Three months	(Inception of
	ended May 31,	ended May 31,	Exploration Stage)
	2004	2003	to May 31,
		Restated	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(691,059)	$-	$(30,471,714)
Discontinued operations	-	5,396	4,502
	(691,059)	5,396	(30,467,212)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase (decrease) in depreciation	-	2,182	-
Stock issued for acquisition of mineral rights expensed	-	-	29,750,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(9,629)	2,420	-
Increase (decrease) in accounts payable, related party	(11,856)	-	-
Increase (decrease) in interest payable	-	794	-
Net cash provided (used) by discontinued operations	-	(10,792)	-
Net cash (used) by operating activities	(712,544)	-	(717,212)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
(Increase) decrease in equipment	(75,583)	-	(75,583)
Net cash provided by investing activities	(75,583)	-	(75,583)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued	1,061,000	-	2,910,955
Net cash provided (used) by discontinued operations	-		-
Net cash provided by financing activities	1,061,000	-	2,910,955

Net increase (decrease) in cash and cash equivalents	272,873	-	2,118,160

Cash and cash equivalents beginning of period	1,845,287	-	-

Cash and cash equivalents end of period	$2,118,160	$-	$2,118,160

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

5

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

Concentration of Risk

The Company maintains its domestic cash in primarily two commercial bank accounts in Bellevue, Washington, as well as one account in Vancouver, British Columbia, Canada, and one in the Yukon Territories, Canada. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At May 31, 2004, the Company exceeded the insured amount by $________________.

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

In the quarters ended May 31, 2004 and May 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were 20,000,000 common stock equivalents outstanding at May 31, 2004 and none at May 31, 2003. These common stock equivalents were deemed to be anti-dilutive and had no effect upon losses per share.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the quarter ended May 31, 2004 were $______________. The aggregate exploration costs expensed during the Company's exploration stage are $_____________.

Exploration and Development Stages

At December 8, 2003, the Company acquired certain mining claims in the Yukon Territory, changed its principal business activity to minerals exploration, and became an exploration stage enterprise. Prior to this time, the Company was considered a development stage company (without revenues), engaged in the business of website marketing.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances to employee, foreign tax return receivable, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2004 and May 31, 2003.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $______________ for the quarter ended May 31, 2004 and has an accumulated deficit of $____________ since inception of the Company. The Company currently has no operating mining properties.

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

The Company has approximately $__________ in cash and has generated an additional $_________ for total cash available of approximately $_______________.

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

At May 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $______________, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at May 31, 2004 and May 31, 2003 were as follows:

	May 31, 2004	May 31, 2003

Net operating loss carryforward:	$________	$_______
Deferred tax asset	$	$
Deferred tax asset valuation allowance	( )	( )
Net deferred tax asset	$ -	$ -

At May 31, 2004, the Company has net operating loss carryforwards of approximately $________, which expire in the years 2019 through 2021. The Company recognized $29,750,000 of losses from the issuance of stock for mineral acquisition costs in fiscal 2004, which are not deductible for tax purposes. The change in the allowance account from May 31, 2003 to May 31, 2004 was $13,600.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $___________ at May 31, 2004.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The specific features of the preferred stock are each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At May 31, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding. There were no preferred stock shares issued and outstanding at May 31, 2003.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At May 31, 2004, the Company had 20,489,800 shares of common stock outstanding.

During the quarter ended May 31, 2004, the Company sold in a private placement __________- shares of its common stock at $2.50 per share for cash and subscriptions receivable of $___________.

At May 31, 2003, the Company had ___________ shares of common stock outstanding. All references in these financial statements to common stock shares have been adjusted to reflect a 1.5 to 1 forward stock split effective during the year ended May 31, 2004.

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

Date_________________________

By: __________________________

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
6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: __________________	Signed:

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
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

Date: ___________________	Signed:

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer