Form 10QSB
period 2004-08-31
KLONDIKE STAR MINERAL CORP
filed 2004-10-15
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2004

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes     [] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,557,800 shares of common stock, $0.0001 par value outstanding as of August 31, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	August 31,	February 29,
	2004	2004
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,437,049	$1,845,287
Accounts Receivable	12,884	-
Prepaids and deposits	5,696	-
Total Current Assets	1,455,629	1,845,287

PROPERTY, PLANT AND EQUIPMENT, NET	292,374	-

TOTAL ASSETS	$1,748,003	$1,845,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$217,187	$9,629
Accounts payable - related party	-	11,856
Total Current Liabilities	217,187	21,485

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
2,000,000 shares of Series A, convertible, issued and outstanding	200	200
Common stock, $0.0001 par value; 80,000,000 shares authorized,
20,691,800 and 20,489,800 shares issued and outstanding, respectively	2,068	2,049
Additional paid-in capital	33,446,771	32,836,790
Subscription receivable	-	(750,045)
Deficit accumulated during prior development stage	(484,537)	(484,537)
Deficit accumulated during exploration stage	(31,175,303)	(29,780,655)
Accumulated other comprehensive income (loss)	(258,383)	-
Total Stockholders' Equity	1,530,816	1,823,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,748,003	$1,845,287

The accompanying notes are an integral part of these financial statements

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

									From December
									8, 2003
									(Inception of
									Exploration Stage)
		Three Months Ended August 31,				Six Months Ended August 31,			to August 31,
		2004		2003		2004		2003	2004
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Mineral exploration		800,065		-		1,264,238		-	1,264,238
Public relations		304,181		-		312,031		-	312,031
Professional fees		25,757		-		56,158		-	71,320
General and administrative		17,458		-		54,274		-	66,191
Mineral rights acquisition		-		-		-		-	29,750,000
Amortization						-		-	-
		1,147,461		-		1,686,701		-	31,463,780

OPERATING INCOME (LOSS)		(1,147,461)		-		(1,686,701)		-	(31,463,780)

OTHER INCOME
Interest and other income		1,468				5,496		-	6,275
Foreign currency gain		286,557				286,557		-	286,704
Total other income		288,025		-		292,053		-	292,979

LOSS BEFORE INCOME TAXES		(859,436)		-		(1,394,648)		-	(31,170,801)

PROVISION FOR TAXES		-		-		-		-	-

LOSS FROM CONTINUING OPERATIONS		(859,436)		-		(1,394,648)		-	(31,170,801)

LOSS FROM DISCONTINUED OPERATIONS		-		-		-		(5,396)	(4,502)

NET LOSS DURING EXPLORATION STAGE		$(859,436)		$-		$(1,394,648)		$(5,396)	$(31,175,303)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED: CONTINUING OPERATIONS		$(0.04)		$-		$(0.07)		$-
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,609,850		15,649,800		20,691,800		15,649,800

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated	Deficit
							During	Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional		prior	During	Other	Total
	Number of		Number of		Paid-in	Subscription	Development	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Income(Loss)	Equity

BALANCE, February 28, 2002	-	$-	15,649,800	$1,565	$434,062	$-	$(433,280)	$-	$-	$2,347

Net loss for the year ended
February 28, 2003	-	-	-	-	-		(42,606)	-	-	(42,606)

BALANCE, February 28, 2003	-	-	15,649,800	1,565	434,062	-	(475,886)	-	-	(40,259)

Issuance of preferred and common stock
for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	-	29,750,000

Issuance of common stock for cash
for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	-	1,849,955

Contributed capital	-	-	-	-	53,412	-	-	-	-	53,412

Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	-	(29,789,306)

BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	-	1,823,802

										1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	-	750,045

Issuance of common stock for cash at $2.50
per share and payment of related expenses.	-	-	68,000	6	169,936	-	-	-	-	169,942

Issuance of common stock for cash at $3.28
per share and payment of related expenses.			134,000	13	440,045	-	-	-	-	440,058

Net loss for the period ended
August 31, 2004 (unaudited)	-	-	-	-	-	-	-	(1,394,648)	-	(1,394,648)

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	(258,383)	(258,383)

BALANCE, August 31, 2004 (unaudited)	2,000,000	$200	20,691,800	$2,068	$33,446,771	$-	$(484,537)	$(31,175,303)	$(258,383)	$1,530,816

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From December 8,
	Six Months	Six Months	2003 (Inception of
	Ended August 31,	Ended August 31,	Exploration Stage)
	2004	2003	to August 31, 2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,394,648)	$-	$(31,175,303)
Discontinued operations (net loss)	-	5,396	4,502
	(1,394,648)	5,396	(31,170,801)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase (decrease) in depreciation	-	2,182	-
Stock issued for acquisition of mineral rights expensed	-	-	29,750,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,883)	-	(12,883)
(Increase) decrease in prepaids and deposits	(5,696)	-	(5,696)
Increase (decrease) in accounts payable	207,557	2,420	217,186
Increase (decrease) in accounts payable, related party	(11,856)	-	-
Increase (decrease) in interest payable	-	794	-
Net cash provided (used) by discontinued operations	-	(10,792)	-
Net cash (used) by operating activities	(1,217,526)	-	(1,222,194)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
(Increase) decrease in equipment	(292,374)	-	(292,374)
Net cash provided by investing activities	(292,374)	-	(292,374)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Collection of stock subscription receivable	750,045	-	750,045
Common stock issued for cash	610,000	-	2,459,955
Net cash provided (used) by discontinued operations	-		-
Net cash provided by financing activities	1,360,045	-	3,210,000

Net increase (decrease) in cash and cash equivalents	(149,855)	-	1,695,432

Foreign currency translation gain (loss)	(258,383)	-	(258,383)

Cash and cash equivalents beginning of period	1,845,287	-	-

Cash and cash equivalents end of period	$1,437,049	$-	$1,437,049

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

Klondike Star Mineral Corporation (hereinafter "the Company") is engaged in mineral exploration in the Yukon Territory, Canada. The Company was originally incorporated in 1999 under the laws of the State of Delaware. The Company was also registered in the Yukon Territory, Canada effective June 22, 2004. The Company maintains offices in Bellevue, Washington and Whitehorse, Yukon Territory.

The Company was originally incorporated as Cyberbiz, Inc. in 1999 under the laws of the State of Delaware. The Company later changed its name to Urbanfind, Inc. and again in 2004 changed its name to Klondike Star Mineral Corporation. The Company's fiscal year-end is the last calendar day of February.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $1,394,000 for the period ended August 31, 2004 and has an accumulated deficit of approximately $31,175,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $2,250,000 for fiscal 2005. The Company has approximately $1,437,000 in cash at August 31, 2004.

Concentration of Risk

The Company maintains its domestic cash in primarily one commercial bank in Bellevue, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At August 31, 2004, the Company exceeded the insured amount by $533,292.

Foreign Operations

The accompanying balance sheet contains no recorded Company assets in foreign countries. The Company does, however, hold mineral properties situated in the Yukon Territory of Canada which were expensed as an exploration cost when acquired. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company-s operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years. As of August 31, 2004, the following assets have not been placed in service and no depreciation has been expensed. The following is a summary of property, equipment, and accumulated depreciation at August 31, 2004.

		August 31, 2004
		Accumulated
	Cost	Depreciation
Pack horses	$ 14,573	$
Leasehold improvements	100,258	-
Trailers	40,484
Trucks	54,629	-
All-Terrain Vehicles	47,576	-
Equipment	27,995
Computer Equipment	6,859	-
Total	$ 292,374	-
Less: Accumulated
Depreciation	-
Total Property, Plant and
Equipment, net	$ 292,374

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $0 and $11,856 at August 31, 2004 and February 29, 2004, respectively.

Effective August, 2004, the Company signed an agreement for the right of occupancy of a barn from one of the directors of the Company for the shelter of pack horses. Leaseholds improvements are being made to the barn, which total approximately $100,000 as of August 31, 2004.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The specific features of the preferred stock are each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At August 31, 2004 and February 29, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At August 31, 2004 and February 29, 2004, the Company had 20,691,800 and 20,489,800 shares of common stock outstanding, respectively.

During the period ended May 31, 2004, the Company sold in a private placement 68,000 shares of its common stock at $2.50 per share for total cash proceeds of $169,942.

During the period ended August 31, 2004, the Company sold in a private placement 134,000 shares of its common stock at $3.28 per share for total cash proceeds of $440,058.

From inception as an exploration stage company, the Company paid commission on sale of stock in the amount of $158,000.

The Company's board of directors has approved the adoption of the Company's 2003 stock incentive plan for employees and consultants. The Company registered 2,800,000 options with an exercise price of $1.00. The duration of the plan is 10 years and may be modified with or without shareholders approval.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On May 14, 2004, the Company entered into a consulting agreement with Acetech Capital Corp ("Acetech") for the purpose of providing and rendering public relations and communications services for the Company. This agreement is for a period of one year commencing May 13, 2004 and is renewable upon mutual consent. The Company shall pay the sum of $364,000 for services rendered and performed by Acetech.

On May 14, 2004 the Company entered into a consulting agreement with Resourcex Capital Corp. ("Resourcex") for the purpose of providing corporate development and consulting services to the Company. The term of this agreement shall commence on June 1, 2004 and shall continue for a period of one year unless terminated, within any six month term, in writing by either party. The Company shall grant incentive stock options to acquire up to 400,000 common shares in the capital stock of the Company. Providing this agreement has not been terminated prior to the date of vesting, options to acquire 100,000 common shares of the Company will vest on September 1, 2004, March 1, 2005,

September 1, 2005 and March 1, 2006. In the event of change of control of the Company, all of the incentive stock options not yet vested shall vest immediately. As of

September 1, 2004, the 100,000 common shares options had not vested.

Prior to inception of exploration stage at December 8, 2003, the Company entered into a consulting agreement with Rahn and Bodmar for the purpose of building a communications program directed to increase the shareholder and investor base of the Company. During the period ended August 31, 2004, $370,000 was paid as completion installments on this contract. This contract is linked as a business segment of Resourcex.

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

NOTE 8 - SUBSEQUENT EVENTS

On or about September 6, 2004, a vehicle, with a value of approximately $17,000, owned by the Company was stolen from a service dealer's property in Whitehorse, Yukon Territory. The Company notified both the RCMP and its insurance broker upon being informed by the service dealer. The vehicle has not been recovered and an insurance loss claim is in progress.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

Reports on Form 8-K:No current reports were filed during the quarter ended August 31, 2004:

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date    October 15, 2004

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
6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2004	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hans Boge the Chief Executive Officer and principal financial officer of Klondike Star Mineral Corporation, Inc. (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15, 2004	Signed:	/s/ Hans Boge

	Name:	Hans Boge
	Title:	Chief Executive Officer and principal
financial officer