Form 10QSB
period 2004-11-30
KLONDIKE STAR MINERAL CORP
filed 2005-01-14
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORPORATION

________________________________________

(Exact name of small Business Issuer as specified in its charter)

Delaware	91-1980708
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2009 Iron Street
Bellingham, Washington	98225
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code: 360-647-3170

None

_______________________________________________________________________________________

(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes     [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and20,973,800 shares of common stock, both $0.0001 par value outstanding as of November 30, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	November 30,	February 29,
	2004	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,470,676	$1,845,287
Accounts receivable	26,286	-
Prepaids and deposits	6,358	-
Total Current Assets	1,503,320	1,845,287

PROPERTY, PLANT AND EQUIPMENT, NET	382,322	-

TOTAL ASSETS	$1,885,642	$1,845,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,237	$9,629
Accounts payable - related party	-	11,856
Total Current Liabilities	27,237	21,485

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
2,000,000 shares of Series A, convertible, issued and outstanding	200	200
Common stock, $0.0001 par value; 80,000,000 shares authorized,
20,973,800 and 20,489,800 shares issued and outstanding, respectively	2,097	2,049
Additional paid-in capital	34,082,242	32,836,790
Subscription receivable	-	(750,045)
Deficit accumulated during prior development stage	(484,537)	(484,537)
Deficit accumulated during exploration stage	(31,481,632)	(29,780,655)
Accumulated other comprehensive income (loss)	(259,965)	-
Total Stockholders' Equity	1,858,405	1,823,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,885,642	$1,845,287

The accompanying condensed notes are an integral part of these financial statements.

1

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

									From December
									8, 2003
									(Inception of
									Exploration Stage)
		Three Months Ended November 30,				Nine Months Ended November 30,			to November 30,
		2004		2003		2004		2003	2004
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Mineral exploration		169,661		-		1,460,352		-	1,460,352
Public relations		92,158		-		404,405		-	404,405
Professional fees		46,514		-		103,150		-	118,312
General and administrative		29,563		-		84,828		-	96,746
Mineral rights acquisition		-		-		-		-	29,750,000
Amortization		45,655				45,655		-	45,655
		383,551		-		2,098,390		-	31,875,470

OPERATING INCOME (LOSS)		(383,551)		-		(2,098,390)		-	(31,875,470)

OTHER INCOME/EXPENSES
Interest and other income		7,140				12,635		-	13,415
Foreign currency gain		99,722				403,111		-	403,258
Loss on disposal of capital assets		(18,333)		-		(18,333)		-	(18,333)
Total other income/expenses		88,529		-		397,413		-	398,340

LOSS BEFORE INCOME TAXES		(295,022)		-		(1,700,977)		-	(31,477,130)

PROVISION FOR TAXES		-		-		-		-	-

LOSS FROM CONTINUING OPERATIONS		(295,022)		-		(1,700,977)		-	(31,477,130)

LOSS FROM DISCONTINUED OPERATIONS		-		(4,502)		-		(13,153)	(4,502)

NET LOSS		(295,022)		(4,502)		(1,700,977)		(13,153)	(31,481,632)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)		(258,383)		-		(259,965)		-	(259,965)

COMPREHENSIVE LOSS		$(553,405)		$(4,502)		$(1,960,942)		$(13,153)	$(31,741,597)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED: CONTINUING OPERATIONS		$(0.01)		$-		$(0.08)		$-
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		20,850,701		15,649,800		20,631,975		15,649,800

The accompanying condensed notes are an integral part of these financial statements.

2

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

							Deficit
							Accumulated	Deficit
							During	Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional		Prior	During	Other	Total
	Number of		Number of		Paid-in	Subscription	Development	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Income(Loss)	Equity

BALANCE, February 28, 2002	-	$-	15,649,800	$1,565	$434,062	$-	$(433,280)	$-	$-	$2,347

Net loss for the year ended
February 28, 2003	-	-	-	-	-		(42,606)	-	-	(42,606)

BALANCE, February 28, 2003	-	-	15,649,800	1,565	434,062	-	(475,886)	-	-	(40,259)

Issuance of preferred and common stock
for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	-	29,750,000

Issuance of common stock for cash
for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	-	1,849,955

Contributed capital	-	-	-	-	53,412	-	-	-	-	53,412

Net loss for the year ended
February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	-	(29,789,306)

BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	-	1,823,802

Collection of subscription receivable	-	-	-	-	-	750,045	-	-	-	750,045

Issuance of common stock for cash at $2.50
per share and payment of related expenses.	-	-	68,000	7	169,935	-	-	-	-	169,942

Issuance of common stock for cash at $3.28
per share and payment of related expenses.	-	-	134,000	13	440,045	-	-	-	-	440,058

Issuance of common stock for cash at $2.50
per share and payment of commision in the
amount of $69,500	-	-	282,000	28	635,472	-	-	-	-	635,500

Net loss for the period ended
November 30, 2004 (unaudited)	-	-	-	-	-	-	-	(1,700,977)	-	(1,700,977)

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	(259,965)	(259,965)

BALANCE, November 30, 2004 (unaudited)	2,000,000	$200	20,973,800	$2,097	$34,082,242	$-	$(484,537)	$(31,481,632)	$(259,965)	$1,858,405

The accompanying condensed notes are an integral part of these financial statements.

3

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From December 8,
	Nine Months	Nine Months	2003 (Inception of
	Ended November 30,	Ended November 30,	Exploration Stage)
	2004	2003	to November 30, 2004
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,700,977)	$-	$(31,481,632)
Amortization	45,655	2,765	45,655
Discontinued operations (net loss)	-	(13,153)	4,502
	(1,655,322)	(10,388)	(31,431,475)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Stock issued for acquisition of mineral rights expensed	-	-	29,750,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26,286)	-	(26,286)
(Increase) decrease in prepaids and deposits	(6,359)	-	(6,359)
Increase (decrease) in accounts payable	17,608	8,015	27,237
Increase (decrease) in accounts payable, related party	(11,856)	-	-
Increase (decrease) in interest payable	-	2,373	-
Net cash provided (used) by discontinued operations	-	-	-
Net cash (used) by operating activities	(1,682,215)	-	(1,686,883)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
(Increase) decrease in equipment	(427,976)	-	(427,976)
Net cash provided (used) by investing activities	(427,976)	-	(427,976)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Collection of stock subscription receivable	750,045	-	750,045
Common stock issued for cash	1,245,500	-	3,095,455
Net cash provided (used) by discontinued operations	-	-	-
Net cash provided by financing activities	1,995,545	-	3,845,500

Net increase (decrease) in cash and cash equivalents	(114,646)	-	1,730,641

Foreign currency translation gain (loss)	(259,965)	-	(259,965)

Cash and cash equivalents beginning of period	1,845,287	-	-

Cash and cash equivalents end of period	$1,470,676	$-	$1,470,676

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES:

The accompamying condensed notes are an integral part of these financial statements.

4

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)

Condenses Notes to the Financial Statements

November 30, 2004

NOTE 1 -DESCRIPTION OF BUSINESS

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

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)

Condenses Notes to the Financial Statements

November 30, 2004

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $1,700,000 for the period ended November 30, 2004 and has an accumulated deficit of approximately $31,482,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $2,250,000 for fiscal 2005. The Company has approximately $1,470,000 in cash at November 30, 2004.

Concentration of Risk

The Company maintains its domestic cash in primarily one commercial bank in Bellevue, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2004, the Company exceeded the insured amount by $547,920.

Foreign Operations

The accompanying balance sheet contains certain recorded Company assets (principally cash and property and equipment) in a foreign country (Canada). The Company also holds mineral properties situated in the Yukon Territory of Canada which were expensed as an exploration cost when acquired. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)

Condenses Notes to the Financial Statements

November 30, 2004

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years. The following is a summary of property, equipment, and accumulated depreciation at November 30, 2004.

	November 30, 2004
		Accumulated
	Cost	Depreciation
Depreciable Fixed Assets:
Pack horses	$14,573	$-
Leasehold improvements	178,628	13,944
Trailers	40,484	6,073
Trucks	36,705	7,584
All-terrain vehicles	53,843	10,298
Equipment	32,211	5,295
Computer equipment	15,809	2,461
Total	372,253	$ (45,655)
Less: Accumulated Depreciation	(45,655)
Total Depreciable Property, Plant and Equipment, net	326,598
Non Depreciable Fixed Assets:
Gold samples	55,724
Total Fixed Assets	$382,322

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $0 and $11,856 at November 30, 2004 and February 29, 2004, respectively.

Effective August, 2004, the Company signed an agreement for the right of occupancy of a barn from one of the directors of the Company for the shelter of pack horses and an office. Leaseholds improvements, which total approximately $179,000 as of November 30, 2004, are being made to the barn and office.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)

Condenses Notes to the Financial Statements

November 30, 2004

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At November 30, 2004 and February 29, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At November 30, 2004 and February 29, 2004, the Company had 20,973,800 and 20,489,800 shares of common stock outstanding, respectively.

During the period ended May 31, 2004, the Company sold in a private placement 68,000 shares of its common stock at $2.50 per share for total net cash proceeds of $169,942.

During the period ended August 31, 2004, the Company sold in a private placement 134,000 shares of its common stock at $3.28 per share for total net cash proceeds of $440,058.

During the period ending November 30, 2004, the Company issued 282,000 common shares for cash valued at $2.50 per share for net proceeds of $635,500.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $227,500.

The Company's board of directors has approved the adoption of the Company's 2003 stock incentive plan for employees and consultants, wherein, the Company registered 2,800,000 options with an exercise price of $1.00. The duration of the plan is 10 years and may be modified with or without shareholders' approval.

KLONDIKE STAR MINERAL CORPORATION

(Formerly Urbanfind, Inc.)
(An Exploration Stage Company)

Condenses Notes to the Financial Statements

November 30, 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On May 14, 2004, the Company entered into a consulting agreement with Acetech Capital Corp ("Acetech") for the purpose of obtaining public relations and communications services. This agreement is for a period of one year commencing May 13, 2004 and is renewable upon mutual consent. The Company agreed to pay the sum of $364,000 as services are rendered and performed by Acetech.

On May 14, 2004, the Company entered into a consulting agreement with Resourcex Capital Corp. ("Resourcex") for the purpose of obtaining corporate development and consulting services. The agreement commenced on June 1, 2004 and continues for one year unless terminated, within any six month term, in writing by either party, and grants incentive stock options to Resourcex to acquire up to 400,000 common shares in the capital stock of the Company. Providing this agreement has not been terminated prior to the date of vesting, options to acquire 100,000 common shares of the Company will vest on September 1, 2004, March 1, 2005, September 1, 2005 and March 1, 2006. In the event of change of control of the Company, all of the incentive stock options not yet vested shall vest immediately. As of December 1, 2004, the 100,000 common share options had not been exercised.

Prior to inception of the exploration stage at December 8, 2003, the Company entered into a consulting agreement with Rahn and Bodmar for the purpose of building a communications program directed to increase the shareholder and investor base of the Company. During the period ended November 30, 2004, $370,000 was paid as completion installments on this contract. This contract is linked as a business segment of Resourcex.

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

The primary focus of the company is a joint-venture on the Lone Star claims. The Company has made sufficient payments to complete its purchase of a 55% interest in those claims, and is now in control of development on the Lone Star properties. The Company will consider additional projects.

The main focus in 2004 and for 2005 work programs is to locate and determine the tonnage and grade of ore resources in the shear zones within the Lone Star property. The first step will be to conduct a pre-feasibility of the old Lone Star Mine, operated from 1912 to 1914, and closed down at the outbreak of World War I. Klondike Star will further undertake a pre-feasibility of the Lone Star mine to determine tonnage and grade for the purpose of making a production decision.

The Company has already completed test drillings on several locations in the Lone Star area. Several geologists have viewed the area and provided management with feedback as to the optimal areas for the initial test drilling. The Company has purchased equipment for the test drilling, some of which may ultimately be usable for the mining itself.

Based on the results of the test drilling in the summer of 2004, the Company has decided to conduct additional tests in 2005, but has not yet decided whether to begin preliminary mining during the 2005 season. The test results were within the expectations of management, or, in certain instances, better than expectations.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None

Reports on Form 8-K:No current reports were filed during the quarter ended November 30, 2004:

________________________________________________________

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date  January 13, 2005

By: /s/ Hans Boge

Hans Boge, President