Form 10KSB
period 2005-02-28
KLONDIKE STAR MINERAL CORP
filed 2005-06-15
CIK 1083321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2005

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

[ ]

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Based on the average of the bid and asked price as of February 28, 2005, the aggregate market value of voting and non-voting common stock held by non-affiliates is $7,690,104.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 2005, there were 21,779,800 shares of the Issuer's common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a)	Market Information

Prior to May 2001, there was no trading market for our common stock. We obtained a trading symbol of "UBFI" and began trading on the NASD Over-the-Counter Bulletin Board in May 2001. In January, 2004, the Company changed its name to Klondike Star Mineral Corporation. The Company received the new trading symbol of "KDSM." Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At April 27, 2005, our stock was bid $3.00 and asked at $3.10.

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

b)	Holders There are 83 holders of the common stock of the Company.
c)	Dividends The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.
d)	Unregistered Sales

During the period covered by this report, the Company has sold or issued 1,290,000 shares of common stock. The shares were issued for mineral property rights and for a total cash of $3,225,000.

e)	Options, Grants and Warrants

During the year ended February 28, 2005, the Company issued options to its principal officers and directors in lieu of cash payments for services rendered. Hans Boge received options to purchase 500,00 shares of common stock at $1.00 per share; Don Flinn received options to purchase 300,000 shares of common stock at $.00 per share. .

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

The main focus in 2005 work programs is to locate and determine the tonnage and grade of ore resources in the shear zones within the Lone Star property. The first step will be to conduct a pre-feasibility of the old Lone Star Mine, operated from 1912 to 1914, and closed down at the outbreak of World War I. Klondike Star will further undertake a pre-feasibility of the Lone Star mine to determine tonnage and grade for the purpose of making a production decision.

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

Item 7. Financial Statements.

Klondike Star Mineral Corporation

FINANCIAL STATEMENTS

February 28, 2005

Klondike Star Mineral Corporation

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . .. . . . . . . . . . . . . . . . . . . . . . . . 1

FINANCIAL STATEMENTS

Board of Directors

Klondike Star Mineral Corporation

Whitehorse, Yukon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Klondike Star Mineral Corporation (an exploration stage company) as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corporation as of February 28, 2005 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the exploration stage since inception, has an accumulated deficit, and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

June 14, 2005

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Twelve Months Ended February 28, 2005	Twelve Months Ended February 28, 2004	From December 8, 2003 (Inception of Exploration Stage) to February 28, 2005
REVENUES	$ -	$ -	$ -
EXPENSES			
Mineral exploration	2,059,856	-	2,059,856
Public relations	608,987	-	608,987
Professional fees	131,462	15,162	146,624
General and administrative	164,289	11,918	176,207
Mineral rights acquisition	-	29,750,000	29,750,000
Amortization	72,788	-	72,788
	3,037,382	29,777,080	32,814,462
LOSS FROM OPERATIONS	(3,037,382)	(29,777,080)	(32,814,462)
OTHER INCOME/EXPENSES			
Interest and other income	18,791	780	19,571
Foreign currency gain	65,693	147	65,840
Loss on disposal of capital assets	(77)	-	(77)
Total other income/expenses	84,407	927	85,334
LOSS BEFORE INCOME TAXES	(2,952,975)	(29,776,153)	(32,729,128)
PROVISION FOR TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,952,975)	(29,776,153)	(32,729,128)
LOSS FROM DISCONTINUED OPERATIONS	-	(4,502)	(4,502)
NET LOSS	(2,952,975)	(29,780,655)	(32,733,630)
NET LOSS PER COMMON SHARE,			
BASIC AND DILUTED: CONTINUING OPERATIONS	$ (0.14)	$ (1.53)	
BASIC AND DILUTED: DISCONTINUED OPERATIONS	$ -	$ nil	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,944,800	19,494,723

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

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

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). Statement of Financial Accounting Standards No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

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

Concentration of Risk

The Company maintains its domestic cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At February 28, 2005, the Company exceeded the insured amount by approximately $2,007,000.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At February 28, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because of the relative immateriality of this obligation at the date of the balance sheet.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of February 28, 2005, the exploration costs expensed during the Company's exploration stage have been approximately $2,060,000.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties abandoned or sold based on the proportion of claims abandoned or sold to the claims remaining within the project area.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2005.

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

Foreign Currency Translation

The Company's functional currency is U.S. dollars. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the year. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2005.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. (See Note 3.)

Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding February 28, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At February 28, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $952,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2005. The significant components of the deferred tax asset at February 28, 2005 and February 29, 2004 were as follows:

	February 28, 2005	February 29, 2004
Net operating loss carryforward	$ 2,800,000	$515,000

Deferred tax asset	$952,000	$175,000
Deferred tax asset valuation allowance	($952,000)	($175,000)

At February 28, 2005, the Company has net operating loss carryforward of approximately $2,800,000, which expire in the years 2019 through 2024. The Company recognized approximately $15,400 of losses from stock options for compensation in fiscal 2005, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 29, 2004 to February 28, 2005 was $777,000.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $2,900,000 for the year ended February 28, 2005 and has an accumulated deficit of approximately $32,700,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $4,000,000 for fiscal 2006. The Company has approximately $2,107,000 in cash at February 28, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation at February 28, 2005.

	Cost	Accumulated Depreciation
Depreciable Fixed Assets:
Leasehold improvements	$213,024	$24,595
Trailers	40,484	8,097
Trucks	36,706	11,299
All-terrain vehicles	53,843	14,785
Equipment	32,211	7,979
Furniture and fixtures	10,466	523
Computer equipment	19,502	4,086
Computer software	8,356	696
Pack horses	14,573	728

Total	429,165	72,788
Less: Accumulated Depreciation	(72,788)
Total Depreciable Property, Plant and Equipment, net	356,377
Non Depreciable Fixed Assets:
Gold samples	56,010
Total Fixed Assets	$412,387

Total depreciation expense for the year ending February 28, 2005 and February 29, 2004 is $72,788 and $0, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $50,000 and $11,856 at February 28, 2005 and February 29, 2004, respectively.

Effective June, 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse ("the Owner"), for the shelter of pack horses and an office. The right of occupancy term is five years, renewable yearly thereafter. Rent is $1 per month. Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company's sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company. As to buildings remaining on the lands at the expiration of the lease, the owner shall pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly installments without interest.

Leaseholds improvements, which total approximately $213,000 as of February 28, 2005, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At February 28, 2005 and February 29, 2004, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK AND OPTIONS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At February 28, 2005 and February 29, 2004, the Company had 21,779,800 and 20,489,800 shares of common stock outstanding, respectively.

During the year ended February 29, 2004, the Company issued 3,800,000 shares at $1.25 per share of its common stock in connection with the acquisition of certain mining claims in the Dawson Mining District of Yukon Territory in Canada. Also, during the year ended February 29, 2004, the Company sold in a private placement 1,040,000 shares of its common stock at $2.50 per share for cash and subscriptions receivable of $2,600,000.

During the year ended February 29, 2004, certain Company shareholders elected to forgive $31,500 of unsecured, long-term debt bearing interest at 10% per annum. The shareholders also elected to forgive $5,756 of accrued interest on the debt and $16,156 of accounts payable owed them. The aggregate amount of $53,412 for shareholder forgiveness has been recorded as a contribution of capital on the Company's statement of stockholders' equity.

During the year ended February 28, 2005, the Company sold through private placements 1,090,000 shares of its common stock at $2.50 per share for total net cash proceeds of $2,371,607.

During the year ended February 28, 2005 the Company issued 200,000 shares of common stock having an intrinsic value of $2.50 per share for a total value of $500,000 as part of a mineral rights acquisition agreement.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $345,200.

The Company's board of directors has approved the adoption of the Company's 2003 stock incentive plan for employees and consultants, wherein, the Company registered 2,800,000 options with an option exercise price of $1.00. The duration of the plan is 10 years and may be modified with or without shareholders' approval.

During the year ending February 28, 2005, the Company recorded $125,000 in consulting fees for stock assignments given to Image Point Design. (See Note 8.)

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the period ending February 28, 2005, the Company's board of directors approved the Stock Compensation Program to allow up to 2,800,000 shares of stock to be issued under the program This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. The duration of the plan is 10 years and may be modified with or without shareholders' approval. There was no Company stock option plan in effect prior to February 29, 2004.

During the period ended February 28, 2005, the Company granted stock options to purchase a total of 1,200,000 options of common stock to its employees and directors at $1.00 per option. The shares are exercisable at $2.50 per share and vest straight line over 5 years. The Company recognized an expense to employee compensation of $15,400 during the period ending February 28, 2005 for all vested options. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	12% to 20.2%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Following is a summary of the status of the stock options during the year ended February 28, 2005:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 29, 2004	nil	nil
Granted	1,200,000	$2.50
Exercised	nil	nil
Rescinded or expired	nil	nil
Outstanding and exercisable at February 28, 2005	140,000	$2.50

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On May 14, 2004, the Company entered into a consulting agreement with Resourcex Capital Corp. ("Resourcex") for the purpose of obtaining corporate development and consulting services. The agreement commenced on June 1, 2004 and continues for one year unless terminated, within any six month term, in writing by either party, and grants incentive stock options to Resourcex to acquire up to 400,000 common shares in the capital stock of the Company. The contract was cancelled by mutual agreement in February 2005, no options were exercised under the agreement and the options were unexercised and cancelled.

Prior to inception of the exploration stage at December 8, 2003, the Company entered into a consulting agreement with Rahn and Bodmar for the purpose of building a communications program directed to increase the shareholder and investor base of the Company. During the year ended February 28, 2005, $370,000 was paid as completion installments on this contract. This contract is linked as a business segment of Resourcex.

On December 28, 2004 the Company has entered into agreement with LSE AG to provide business development and investor relation services. During the year ended February 28, 2005, the Company paid a retainer fee of $150,000 and an additional $50,000 against the contract. The Company has the intention to distribute 1,400,000 share options at $1.00 to LSE AG. As of May 13, 2005, LSE AG has not acquired any of the options.

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement the Company will pay IPD up to a maximum of $81,000 and termination of the contract is at the Company's sole discretion. In addition the Company will issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. At February 28, 2005, 50,000 shares at $2.50 per share were recorded as a other liability-equity in the amount of $125,000 to reflect the liability for the unissued shares.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to its year end, the Company entered into the following agreements and transactions:

The Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

The Company entered into an agreement with a privately held company whereby the privately held company has the first right of refusal to purchase any gold produced by Klondike Star from the Klondike Mining District. The right of first refusal is subject to Klondike Star proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company is purchasing 1,000,000 shares of the Company's common stock at $2.50 per share in a private placement memorandum in a series of staged subscriptions. Further, the company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

1,000,000 shares at $3.50 within 12 months
1,000,000 shares at $4.50 within 24 months
1,000,000 shares at $5.50 within 36 months
1,000,000 shares at $6.50 within 48 months.

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933.

The Company entered into an agreement to acquire up to 75% interest in claims covering gold bearing quartz pebble conglomerate in the Indian River area, along the southern edge of the Klondike gold fields. The agreement requires cash payments totaling $145,000 over 5 years and certain work commitments to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

The Company entered into an agreement to acquire up to 75% interest in certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $200,000 over 4 years and work commitments totaling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

The Company purchased a camp structure for approximately $440,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

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

Item 8B. Other Information

None.

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

Item 10. Executive Compensation.

The following table shows all salary and payments to each of the Company's directors and officers.

Name and principal position	Year	Annual Compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Under-lying options/ SAR's (#)	LTIP payouts ($)	All other compen-sation ($)
Don Flinn, Director	2005	0	0	0	0	300,000	0	0
Hans Boge, President, Secretary, Director	2005	0	0	0	0	500,000	0	0

Following is information pertaining to stock options granted to the Company's executive officers and directors:

Name	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date
Don Flinn	300,000	37.5%	$1.00/share
Hans Boge	500,000	62.5%	$1.00/share

No stock options have been exercised during the year ended February 28, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are presently 22,039,800 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company:

	SHARES
	OF	PERCENT
	COMMON	OF
NAME	STOCK	OWNERSHIP

Nazir Maherali	9,000,000	40.8%
#11 - 31550 South Fraser Way
Abbotsford, BC V2T 4C6

Cede & Co.	2,167,990	9.8%
Kluane Basic Industries, LTD	1,800,000	8.2%
Swisspulse Corporate Investment AG	1,800,000	8.2%
Directors and Officers as a group	Nil	Nil

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Exhibits as Required by Item 601 of Regulation S-B.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	Bylaws	Previously Filed
14	Code of Ethics	Previously Filed
21	List of Subsidiaries	Included
31	Rule 12a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certification	Included

Item 14. Principal Accountant Fees and Services.

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

By:/s/ Hans Boge

(Signature and Title)

Date June 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Hans Boge

(Signature and Title)

Date  June 12, 2005