Form 10QSB/A
period 2005-05-31
KLONDIKE STAR MINERAL CORP
filed 2005-07-21
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [x] Yes     [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 22,039,800 shares of common stock, both $0.0001 par value outstanding as of May 31, 2005.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

The accompanying condensed notes are an integral part of these interim financial statements.

The accompanying condensed notes are an integral part of these interim financial statements.

The accompanying condensed notes are an integral part of these interim financials statements.

The accompanying condensed notes are an integral part of these interim financial statements

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2005

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

The Company was originally incorporated as Cyberbiz, Inc., later changed its name to Urbanfind, Inc. and again in 2004 changed its name to Klondike Star Mineral Corporation. The Company's fiscal year-end is the last calendar day of February.

Historically, the Company has been principally engaged in an internet-based business. Upon its acquisition of certain mining claims in December 2003, the Company began a new exploration stage as a minerals exploration company.

As the Company is in the exploration stage, it has not realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $650,000 for the three months ended May 31, 2005 and has an accumulated deficit of approximately $33,400,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $4,000,000 for fiscal 2006. The Company has approximately $1,637,000 in cash at May 31, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation at May 31, 2005:

	Cost	Accumulated Depreciation
Depreciable Fixed Assets:
Leasehold improvements	$218,000	$35,496
Movable structures	420,551	-
Trailers	40,484	10,121
Trucks	36,758	14,376
All-terrain vehicles	53,843	19,272
Equipment	33,400	9,944
Furniture and fixtures	11,308	1,047
Computer equipment	20,708	5,711
Computer software	8,356	1,493
Pack horses	14,573	1,456
Total		$98,666
Less: Accumulated Depreciation	(98,666)
Total Depreciable Property, Plant and Equipment, net	759,315
Non Depreciable Fixed Assets:
Gold samples	56,010
Total Fixed Assets	$815,325

Total depreciation expense for the three months ending May 31, 2005 and May 31, 2004 is $25,878 and nil, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $nil and $50,000 at May 31, 2005 and February 28, 2005, respectively.

Effective June, 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse ("the Owner"), for the shelter of pack horses and an office. The right of occupancy term is five years, renewable yearly thereafter. Rent is $1 per month. Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company's sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company. At the expiration of the lease, the Owner is obligated to pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly installments without interest.

Leaseholds improvements, which total approximately $218,000 as of May 31, 2005, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At May 31, 2005 and February 28, 2005, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At May 31, 2005 and February 28, 2005, the Company had 22,039,800 and 21,779,800 shares of common stock outstanding, respectively.

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

During the three months ended May 31, 2005, the Company sold through private placements 260,000 shares of its common stock at $2.50 per share for a total net cash proceeds of $575,895.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $419,280.

During the year ending February 28, 2005, the Company recorded $125,000 in consulting fees for stock assignments given to Image Point Design. (See Note 8.)

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ending February 29, 2004, the Company's board of directors approved the Stock Compensation Plan to allow up to 2,800,000 shares of stock to be issued. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. With a duration of 10 years, the plan may be modified without shareholders- approval.

During the year ended February 28, 2005, the Company granted options to purchase a total of 1,200,000 shares of common stock to its employees and directors at $1.00 per option. The shares are exercisable at $2.50 per share and vest straight line over 5 years. The Company recognized an employee compensation expense of $6,660 during the three months ending May 31, 2005 for all vested options. In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	12% to 20.2%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which are fully transferable.

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

Following is a summary of the status of the stock options during the three months ended May 31, 2005:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$2.50
Granted	nil	nil
Exercised	nil	nil
Rescinded or expired	nil	nil
Outstanding at May 31, 2005	1,200,000	$2.50
Exercisable at May 31, 2005	200,000	$2.50

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On December 28, 2004 the Company entered into agreement with LSE AG to provide business development and investor relation services. During the year ended February 28, 2005, the Company paid a retainer fee of $150,000 and an additional $50,000 against the contract. The Company has the intention to distribute 1,400,000 share options at $1.00 to LSE AG. As of May 31, 2005, LSE AG has not acquired any of the options.

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition the Company is obligated to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. At May 31, 2005, 50,000 shares at $2.50 per share were recorded as an other liability-equity in the amount of $125,000 to reflect the liability for the unissued shares.

During the quarter ended May 31, 2005, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

During the quarter ended May 31, 2005 the Company entered into an agreement with a privately held company which received the first right of refusal to purchase any gold produced by Klondike Star from the Klondike Mining District. The right of first refusal is subject to Klondike Star proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company is purchasing 1,000,000 shares of the Company's common stock at $2.50 per share in a private placement memorandum in a series of staged subscriptions. Further, the company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

1,000,000 shares at $3.50 by January 25, 2007
1,000,000 shares at $4.50 by January 25, 2008
1,000,000 shares at $5.50 by January 25, 2009
1,000,000 shares at $6.50 by January 25, 2010

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933.

During the quarter ended May 31, 2005, the Company entered into an agreement to acquire up to 75% interest in claims covering gold bearing quartz pebble conglomerate in the Indian River area, along the southern edge of the Klondike gold fields. The agreement requires cash payments totaling $145,000 over 5 years and certain work commitments to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

During the quarter ended May 31, 2005 the Company entered into an agreement to acquire up to 75% interest in certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $200,000 over 4 years and work commitments totaling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

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

The Company has opened a hard camp in close proximity to the Lone Star properties and mill. The camp facility has allowed the operations to be consolidated with administrative services.

The Company is currently implementing a drilling program on the Lone Star properties expanding and upgrading the known resource at the Lone Star Zone. The Company will also begin to outline the mineralization at the Buckland and Nugget zones. A Bulk Sample Testing Facility, which is nearing completion, will be particularly useful for accurately determining the gold grade of zones where a "nugget effect" is apparent. In addition, the Company intends to upgrade the status of several other potential target areas on our properties or potential properties.

Klondike Star will further undertake a pre-feasibility of the Lone Star mine to determine tonnage and grade for the purpose of making a production decision.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:    31    Rule 13a-14(a)/15d-14(a) Certifications

                 32    Section 1350

Reports on Form 8-K: No current reports were filed during the quarter ended May 31, 2005:

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date  July 14, 2005

By: /s/ Hans Boge

Hans Boge, President