Form 10QSB
period 2005-08-31
KLONDIKE STAR MINERAL CORP
filed 2005-10-14
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    x Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 23,037,800 shares of common stock, both $0.0001 par value outstanding as of August 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes     x No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

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

August 31, 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company's financial position and results of operations.

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $3,147,000 for the period ended August 31, 2005 and has an accumulated deficit of approximately $35,880,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $4,000,000 for fiscal 2006. The Company has approximately $1,724,000 in cash at August 31, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over a period of three to five years. The following is a summary of property, equipment, and accumulated depreciation at August 31, 2005:

	Cost	Accumulated Depreciation

Depreciable Fixed Assets:
Leasehold improvements	$243,720	$47,681
Movable structures	472,869	70,949
Trailers	40,484	12,145
Trucks	113,812	23,860
All-terrain vehicles	60,420	24,307
Equipment	93,945	17,773
Furniture and fixtures	12,550	1,778
Computer equipment	23,321	7,554
Computer software	12,780	2,658
Pack horses	14,573	2,184

Total	1,088,474	$ 210,889
Less: Accumulated Depreciation	(210,889)
Total Depreciable Property, Plant and Equipment, net	877,585
Nondepreciable Fixed Assets:
Gold samples	56,010
Total Fixed Assets	$933,595

Total depreciation expense for the six months ending August 31, 2005 and August 31, 2004 is $138,099 and nil, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $35,952 and $50,000 at August 31, 2005 and February 28, 2005, respectively.

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

Leaseholds improvements, which total approximately $244,000 as of August 31, 2005, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At August 31, 2005 and February 28, 2005, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At August 31, 2005 and February 28, 2005, the Company had 23,037,800 and 21,779,800 shares of common stock outstanding, respectively.

During the year ended February 29, 2004, the Company issued 3,800,000 shares at $1.25 per share of its common stock in connection with the acquisition of certain mining claims in the Dawson Mining District of Yukon Territory in Canada. Also, during the year ended February 29, 2004, the Company sold in a private placement 1,040,000 shares of its common stock at $2.50 per share for cash and subscriptions receivable of approximately $2,600,000.

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

During the year ended February 28, 2005, the Company issued 200,000 shares of common stock having an intrinsic value of $2.50 per share for a total value of $500,000 as part of a mineral rights acquisition agreement.

During the three months ended May 31, 2005, the Company sold through private placements 260,000 shares of its common stock at $2.50 per share for a total net cash proceeds of $575,921.

During the three months ended August 31, 2005, the Company sold through private placements 998,000 shares of its common stock at $2.50 per share for a total net cash proceeds of $2,200,460.

From its inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $713,737.

During the year ending February 28, 2005, the Company recorded $125,000 in consulting fees for stock assignments given to Image Point Design. (See Note 8.)

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ending February 29, 2004, the Company's board of directors approved the Stock Compensation Plan to allow up to 2,800,000 shares of stock to be issued. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. With a duration of 10 years, the plan may be modified without shareholders' approval.

During the year ended February 28, 2005, the Company granted options to purchase a total of 1,200,000 shares of common stock to its employees and directors at $1.00 per option. The options are exercisable at $2.50 per share and vest over 5 years. The Company recognized an employee compensation expense of $13,320 during the six months ended August 31, 2005 for all vested options. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

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

Following is a summary of the status of the stock options during the six months ended August 31, 2005:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$2.50
Granted	-	-
Exercised	-	-
Rescinded or expired	-	-
Outstanding at August 31, 2005	1,200,000	$2.50
Exercisable at August 31, 2005	260,000	$2.50

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On December 28, 2004 the Company entered into an agreement with LSE AG to provide business development and investor relation services. During the year ended February 28, 2005, the Company paid a retainer fee of $150,000 and an additional $50,000 against the contract. During the three months ended August 31, 2005, the Company recognized the retainer fee as a charge against operations. The Company has the intention to distribute 1,400,000 common stock options exercisable at $1.00 to LSE AG. As of August 31, 2005, LSE AG has not acquired any of the options.

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relations services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company is obligated to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. At August 31, 2005, 50,000 shares at $2.50 per share were recorded as an other liability-equity in the amount of $125,000 to reflect the liability for the unissued shares.

During the quarter ended May 31, 2005, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

During the quarter ended May 31, 2005, the Company entered into an agreement with a privately held company which received the first right of refusal to purchase any gold produced by Klondike Star from the Klondike Mining District. The right of first refusal is subject to Klondike Star proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company is purchasing 1,000,000 shares of the Company's common stock at $2.50 per share in a private placement memorandum in a series of staged subscriptions. Further, the private company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

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

During the quarter ended May 31, 2005, the Company entered into an agreement to acquire up to a 75% interest in certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon Territory, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $200,000 over 4 years and work commitments totaling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

During the quarter ended August 31, 2005, the Company entered into an agreement to acquire up to a 75% interest in certain claims covering several copper-zinc and nickel-platinum group targets in the Kluane Mineral Belt, Yukon Territory, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $265,000 over 5 years and work commitments totaling $2,225,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project

Compliance with Environmental Regulations

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

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO"), or persons performing similar functions, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2005, the Company sold 1,658,000 shares of its common stock pursuant to exemptions available under Rule 506 of Regulation D. No underwriters were used in connection with the sale of stock. Shares were offered at $2.50 per share, for total proceeds to the Company of $4,145,000.00. Commissions in the amount of $414,000 have been or will be paid in connection with the sale of stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

Reports on Form 8-K: No current reports were filed during the quarter ended August 31, 2005:

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date   October 14, 2005

By: /s/ Hans Boge

Hans Boge, President