Form 10QSB
period 2005-11-30
KLONDIKE STAR MINERAL CORP
filed 2006-01-17
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 23,607,800 shares of common stock, both $0.0001 par value outstanding as of November 30, 2005.

Transitional Small Business Disclosure Format (check one):    Yes     ☒ [X] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

		November 30, 2005 (unaudited)		February 28, 2005
ASSETS				
CURRENT ASSETS				
Cash and cash equivalents	$	1,240,409	$	2,106,580
Accounts receivable		4,574		34,486
GST receivable		251,502		-
Prepaids and deposits		5,182		192,713
Total Current Assets		1,501,667		2,333,779
PROPERTY, PLANT AND EQUIPMENT, NET		924,735		412,387
TOTAL ASSETS	$	2,426,402	$	2,746,166
LIABILITIES AND STOCKHOLDERS' EQUITY				
CURRENT LIABILITIES				
Accounts payable	$	137,255	$	63,287
Other liability - equity		125,000		125,000
Accounts payable - related party		58,166		50,000
Total Current Liabilities		320,421		238,287
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' EQUITY				
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 2,000,000 shares of Series A, convertible, issued and outstanding		200		200
Common stock, $0.0001 par value; 80,000,000 shares authorized, 23,607,800 and 21,779,800 shares issued and outstanding as of November 30, 2005 and February 28, 2005, respectively		2,361		2,178
Additional paid-in capital		42,781,990		35,763,168
Subscription receivable		-		(39,500)
Deficit accumulated during prior development stage		(484,537)		(484,537)
Deficit accumulated during exploration stage		(40,194,033)		(32,733,630)
Total Stockholders' Equity		2,105,981		2,507,879
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$	2,426,402	$	2,746,166

-

The accompanying condensed notes are an integral part of these interim financial statements

1

	Preferred Stock		Common Stock						
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During Prior Development Stage	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
BALANCE, February 28, 2002	-	$ -	15,649,800	$ 1,565	$ 434,062	$ -	$ (433,280)	$ -	$ 2,347
Net loss for the year ended February 28, 2003	-	-	-	-	-	-	(42,606)	-	(42,606)
BALANCE, February 28, 2003	-	-	15,649,800	1,565	434,062	-	(475,886)	-	(40,259)
Issuance of preferred and common stock for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000
Issuance of common stock for cash for $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955
Contributed capital	-	-	-	-	53,412	-	-	-	53,412
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)
BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	1,090,000	109	2,410,998	(39,500)	-	-	2,371,607
Issuance of common stock for exploration joint venture at $2.50 per share	-	-	200,000	20	499,980	-	-	-	500,000
Issuance of employee share options	-	-	-	-	15,400	-	-	-	15,400
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	-	(2,952,975)	(2,952,975)
BALANCE, February 28, 2005	2,000,000	200	21,779,800	2,178	35,763,168	(39,500)	(484,537)	(32,733,630)	2,507,879
Collection of subscription receivable	-	-	-	-	-	39,500	-	-	39,500
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	260,000	26	575,895	-	-	-	575,921
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	998,000	100	2,200,360	-	-	-	2,200,460
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	560,000	56	1,437,458	-	-	-	1,437,514
Issuance of common stock for cash at $2.75 per share, net of related expenses	-	-	10,000	1	27,499	-	-	-	27,500
Issuance of employee share options	-	-	-	-	2,777,610	-	-	-	2,777,610
Net loss for the period ended November 30, 2005	-	-	-	-	-	-	-	(7,460,403)	(7,460,403)
BALANCE, November 30, 2005 (unaudited)	2,000,000	$ 200	23,607,800	$ 2,361	$ 42,781,990	$ -	$ (484,537)	$ (40,194,033)	$ 2,105,981

The accompaning notes are an integral part of these interim financial statements.

3

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

November 30, 2005

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $7,460,000 for the nine months ended November 30, 2005 and has an accumulated deficit of approximately $40,194,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's plans include actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $4,000,000 for fiscal 2006. The Company has approximately $1,240,000 in cash at November 30, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation at November 30, 2005:

	Cost	Accumulated Depreciation
Depreciable Fixed Assets:
Leasehold improvements	$283,177	$61,840
Movable structures	501,405	143,296
Trailers	40,484	14,169
Trucks	140,664	35,591
All-terrain vehicles	69,687	30,114
Equipment	98,160	25,952
Furniture and fixtures	12,550	2,406
Computer equipment	24,875	9,526
Computer software	12,780	3,823
Pack horses	14,573	2,913

Total	1,198,355	$329,630
Less: Accumulated Depreciation	(329,630)
Total Depreciable Property, Plant and Equipment, net	868,725
Non Depreciable Fixed Assets:
Gold samples	56,010
Total Fixed Assets	$924,735

Total depreciation expense for the nine months ending November 30, 2005 and November 30, 2004 is $256,841 and 45,655 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $58,166 and $50,000 at November 30, 2005 and February 28, 2005, respectively.

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

Leaseholds improvements, which total approximately $283,000 as of November 30, 2005, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At November 30, 2005 and February 28, 2005, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At November 30, 2005 and February 28, 2005, the Company had 23,607,800 and 21,779,800 shares of common stock outstanding, respectively.

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

During the three months ended November 30, 2005, the Company sold through private placements 560,000 shares of its common stock at $2.50 per share for a total net cash proceeds of $1,437,468 and 10,000 shares of common stock at $2.75 for a total net cash proceeds of $27,500.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $788,737.

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended February 29, 2004, the Company's board of directors approved the Stock Compensation Plan, subsequently renamed the "2003 Stock Incentive Plan for Employees" ("the 2003 plan") to allow up to 2,800,000 shares of company stock to be issued. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. With a duration of 10 years, the plan may be modified without shareholders' approval. During the period ended November 30, 2005, the Company amended the 2003 Stock Incentive Plan for Employees, and authorized a post-effective amendment to the Statement of Form S-8 Securities.

During the period ended November 30, 2005, the Company's board of directors approved the 2005 Stock Incentive Plan for Consultants and Advisors ("the 2005 Stock Incentive Plan") to allow up to 2,800,000 shares of company stock to be issued. This plan enables the Company to grant stock options to eligible consultants and advisors of the Company. The 2005 plan has a duration of 10 years and may be modified without shareholders' approval.

During the year ended February 28, 2005, the Company granted options, under the 2003 plan, to purchase a total of 1,200,000 shares of common stock to its employees and directors at $1.00 per share. During the period ended November 30, 2005, the Company amended the terms of the stock options granted to employees and directors to allow the options to fully vest upon award. During the period ended November 30, 2005, the Company granted options to purchase a total of 30,000 shares of common stock to an employee at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $2,793,010 during the nine months ended November 30, 2005 for all vested options. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	22.7%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which are fully transferable.

In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Following is a summary of the status of the stock options during the nine months ended November 30, 2005:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$1.00
Granted	30,000	2.50
Exercised	nil	nil
Rescinded or expired	nil	nil
Outstanding at November 30, 2005	1,230,000	$1.04
Exercisable at November 30, 2005	1,230,000	$1.04
Weighted average fair value of options granted during the period ended November 30, 2005		$1.19

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On December 28, 2004 the Company entered into an agreement with LSE AG to provide business development and investor relation services. During the year ended February 28, 2005, the Company paid a retainer fee of $150,000 and an additional $50,000 against the contract. During the nine months ended November 30, 2005, the Company recognized the retainer fee as a charge against operations. Per the agreement, the Company had intended to distribute 1,400,000 share options at $1.00 to LSE AG. During the period ended November 30, 2005, this offer to distribute share options was cancelled. As of November 30, 2005, LSE AG has not acquired any of the options.

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company agreed to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. During the period ended November 30, 2005, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan.

During the quarter ended November 30, 2005, the Company approved the granting of 300,000 share options at $2.50 per share for future investor relations services.

During the period ended November 30, 2005, the Company issued a private placement memorandum to issue 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment.

The Company also issued a private placement memorandum to issue 7,272,727 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional four shares at a minimum conversion price equal to the greater of $2.75 or 75% of the highest closing price of the common stock as reported on the Over-the-Counter-Bulletin-Board during the period from when the investor purchased the shares and exercised the warrants. Each warrants must be exercised within five years from the date of the original investment.

During the quarter ended May 31, 2005, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

During the quarter ended May 31, 2005, the Company entered into an agreement with a privately held company which received the first right of refusal to purchase the majority of gold produced by Klondike Star from the Klondike Mining District. The right of first refusal is subject to Klondike Star proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company must purchase 1,000,000 shares of the Company's common stock at $2.50 per share by January 25, 2006. Further, subject to the execution of agreements giving effect to the transactions contemplated in the agreement, the privately held company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

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

During the quarter ended May 31, 2005, the Company entered into an agreement to acquire up to 75% interest in certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $200,000 over 4 years and work commitments totaling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

During the quarter ended August 31, 2005, the Company entered into an agreement to acquire up to 75% interest in certain claims covering several copper-zinc and nickel-platinum group targets in the Kluane Mineral Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $265,000 over 5 years and work commitments totaling $2,225,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

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

Item 2. Management Discussion and Analysis.

Klondike Star Mineral Corporation is a mineral exploration company with majority ownership in the largest mineral rights holding in the Dawson Mining District of the Yukon, a territory of Canada. This holding includes, but is not limited to, the areas referred to as the Lone Star Property and the Indian River Property. In addition to this principal asset, the Company holds other strategic interests in gold and base metal properties in the Yukon. These include the Spice Property in the Watson Lake Mining District and the Ultra Property in the Whitehorse Mining District.

The Company is engaged in mineral exploration, requiring studies and research, conventional prospecting, excavation, diamond and auger drilling and analysis of mineral samples, including bulk testing.

Klondike Star Mineral Corporation is presently conducting a full-scale, multi-year exploration program on its hard-rock quartz claims centered around the original Lone Star mine on Eldorado and Bonanza Creek. The Company has opened a hard camp in close proximity to the Lone Star Property, core shack and bulk sampling test mill. The camp facility has allowed the operations to be consolidated with on-site administrative services. The assay results from the summer exploration program are being released publicly as they become available. A consolidated mineral assessment will be completed by spring of 2006. Preparations are being made for a scoping study to lay the ground work for a future mine pre-feasibility study.

During the year, the scope and scale of year-round exploration activities are being expanded. Interests in several other properties, including placer gold potentials, are being advanced. For example, the winter auger drilling program on the Indian River (placer) Property will drill twice as many holes as last year. At the same time, through targeted initiatives total mineral claims and leases held are increasing. The Company continuously examines opportunities to strengthen the value and potential of its holdings.

Klondike Star Mineral Corporation is pursuing a specific business strategy. This involves a long-term, systematic and results-oriented approach towards exploration research supported by a scaled expansion of field operations. Resources and effort are focused on carefully selected assets. The Company is concurrently working to strengthen corporate governance, environment, and health and safety policies and practices.

Along with developing a skilled labor force, building strong and productive relationships with local contractors, suppliers and joint venture partners, the Company has taken special steps to augment its capacity and cost-effectiveness. For example, a leading Canadian university team has been engaged to support fundamental mineral deposit research in the Dawson Mining District. Step-by-step growth and development is building a strong and cost-effective foundation for the Company's future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On November 29, 2005, a special meeting of the shareholders was held at Bellevue, Washington. The current Board of Directors, consisting of Hans Boge and Don Flinn, was re-elected to serve another term. The following matters were discussed at the meeting:

  A proposal to amend the Company's Articles of Incorporation to allow the Board of Directors the authority to approve splits of the Company's Common Stock at such future dates and under such terms at it deems necessary. 10,803,150 votes, or 52%, were cast in favor of this proposal. 1,500 votes, less than 1%, were cast against, and 100 votes abstained.

  A proposal to give the Board of Directors authority to issue shares of the Company's preferred stock at such time and under such conditions as it deems necessary and without the need to seek additional shareholder approval. 10,804,510 votes, or 52%, were cast in favor; 140 votes, less than 1% were cast against, and 100 votes abstained.

  A proposal to approve Williams & Webster, P.S. as the Company's independent auditors for the coming year. 10,804,550 votes, or 52%, were cast in favor; no votes were cast against, and 200 votes abstained.

For more detail regarding the above-referenced proposals, please see the Company's definitive proxies filed on Schedule 14A, revised, as filed with the Securities Exchange Commission on November 23, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

Reports on Form 8-K: No current reports were filed during the quarter ended November 30, 2005:

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date  January 13, 2005

By: /s/ Hans Boge

Hans Boge, President