Form 10KSB/A
period 2005-02-28
KLONDIKE STAR MINERAL CORP
filed 2006-02-23
CIK 1083321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED Form 10-KSB

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

During the year ended February 28, 2005, the Company issued options to its principal officers and directors in lieu of cash payments for services rendered. Following are the details regarding those distributions:

Grant Date	Number of Options or Shares Granted	Exercise Price	Vesting Period	Fair Value of Common Stock on Date of Grant	Estimated Fair Value of Options
07/24/2004	1,200,000	$2.50/share	5 years	$3.10/share	$0.11

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

Item 7. Financial Statements.

Klondike Star Mineral Corporation

FINANCIAL STATEMENTS

February 28, 2005

Klondike Star Mineral Corporation

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 1

FINANCIAL STATEMENTS

Balance Sheets 2

Statements of Operations 3

Statements of Stockholders' Equity 4

Statements of Cash Flows 5

NOTES TO FINANCIAL STATEMENTS 6

Board of Directors

Klondike Star Mineral Corporation

Whitehorse, Yukon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Klondike Star Mineral Corporation (an exploration stage company) as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders' equity and cash flows for the periods then ended and for the period from December 8, 2003 (inception of exploration stage) to February 28, 2005.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corporation as of February 28, 2005 and February 29, 2004 and the results of its operations, stockholders' equity and its cash flows for the periods then ended and for the period from December 8, 2003 (inception of exploration stage) to February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	12% to 20.2%	35

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

.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

Our management, which includes our President and Treasurer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of February 28, 2005 (the "Evaluation Date"). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Exhibits as Required by Item 601 of Regulation S-B.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed
3(ii)	Bylaws	Previously Filed
14	Code of Ethics	Previously Filed
21	List of Subsidiaries	Previously Filed
31	Rule 12a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certification	Included

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

Date January 24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hans Boge

(Signature and Title)

Date January 24,  2006