Form 10KSB
period 2006-02-28
KLONDIKE STAR MINERAL CORP
filed 2006-06-07
CIK 1083321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-30965

Klondike Star Mineral Corporation

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-198078 (I.R.S. Employer Identification No.)
Box 20116, 1031 10 Mile Road, Whitehorse, Yukon, Canada (Address of principal executive offices)	Y1A 7A2 (Zip Code)
Issuer's telephone number (800-579-7580)
Securities registered under Section 12(b) of the Exchange Act:	None
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 Per Share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Based on the average closing price on February 28, 2006, the aggregate market value of voting and non-voting common stock held by non-affiliates is $ 77,372,596.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 2006, there were 25,202,800 shares of the Issuer's common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business

The Company is filing this Form 10-KSB as part of the process of voluntarily becoming a reporting company. The Company will file voluntary reports if its obligation to file reports is terminated under the Securities Exchange Act of 1934.

BUSINESS DEVELOPMENT

Klondike Star Mineral Corporation was incorporated as Cyberbiz Inc. in the State of Delaware on March 12, 1999. On January 13, 2003, the Company changed its name to Klondike Star Mineral Corporation and business focus to mineral exploration and development.

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

Item 2. Description of Property

The Company owns capital assets totaling $1,535,822 that include movable structures, leasehold improvements, vehicles, equipment, all-terrain vehicles, trailers, computer equipment and software, furniture and fixtures and gold samples.

The Company holds interests in quartz and placer mining claims, crown grants and leases in the Dawson City Mining District, Watson Lake Mining District and the Whitehorse Mining District in the Yukon, Canada. As of February 28, 2006, the Company holds 1921 quartz mining claims and crown grants totaling 352 square kilometers and 300 placer mining claims plus 43 miles of leases totaling 42 square kilometers.

The mineral rights are organized into six discrete exploration and development projects in which the Company has an ownership interest or an exclusive option to explore and purchase ownership. These include:

Lone Star Project - 55% majority ownership and exclusive option to acquire up to 75%

Eldorado Placer Project - 55% majority ownership and exclusive option to acquire up to 75%

Indian River Placer Project - 100% ownership

Indian River Quartz Project - an exclusive option to acquire up to 75%

Spice Project - an exclusive option to acquire up to 75%

Ultra Project - an exclusive option to acquire up to 75%.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

On November 29, 2005, the Company held a special meeting of shareholders. Following is a list of proposals voted on. All proposals were approved by 53% of the outstanding stock.

1. To consider and vote upon a proposal to amend the Company's Articles of Incorporation to allow the Board of Directors the authority to approve splits of the Company's Common Stock at such future dates and under such terms at it deems necessary.

2. To consider and vote upon a proposal to give the Board of Directors authority to issue shares of the Company's preferred stock at such time and under such conditions as it deems necessary and without the need to seek additional shareholder approval.

3. To elect all members of the Board of Directors.

4. To approve Williams & Webster, P.S. as the Company's independent auditors for the coming year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
a)	Market Information

Prior to May 2001, there was no trading market for Company common stock. The Company obtained a trading symbol of "UBFI" and began trading on the NASD Over-the-Counter Bulletin Board in May 2001. In December, 2003, the Company changed its name to Klondike Star Mineral Corporation. The Company received the new trading symbol of "KDSM." Although listed on the Bulletin Board, there is no assurance that an active, liquid market for Company common stock will develop or that a trading market will continue. Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time and that is the source of the high and low quarterly price information compiled by the Company.

Quarter                                              High Quarterly Price                    Low Quarterly Price

Q1, 2004 March - May                                  3.69                                                 2.90

Q2, June - August                                           3.30                                                 3.00

Q3, September - November                           3.75                                                 3.05

Q4, December - 2005 February                     3.74                                                 2.80

Q1, 2005 March - May                                  3.70                                                 2.55

Q2, June - August                                           3.15                                                 2.50

Q3, September - November                            3.85                                                2.85

Q4, December - 2006 February                      3.50                                                2.70

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

b)	Holders There are approximately 4,200 holders of the common stock of the Company.
c)	Dividends The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.
d)	Unregistered Sales During the period covered by this report, the Company has sold or issued 3,423,000 shares of common stock for a total cash of $8,029,068.
e)	Options, Grants and Warrants During the year ended February 28, 2006, the Company issued no (0) options to its principal officers and directors in lieu of cash payments for services rendered.

Item 6. Management's Discussion and Analysis or Plan of Operation

Klondike Star Mineral Corporation is an established exploration and development company actively working on six major properties in the Yukon, Canada. The company is developing extensive surface and subsurface mineralized zones on a 306 square kilometer land position underlying the site of the world-renowned Klondike gold producing region, and 88 square kilometers of select high potential targets in other parts of the Yukon. During the upcoming year, the company expects to increase its land holdings, projects and planned exploration.

Description of the Business

The company is engaged in mineral exploration and mine development activities, requiring studies and research, conventional prospecting, excavation, diamond and auger drilling and analysis of mineral samples, bulk sampling including test milling, and scoping studies for potential mine development.

Klondike Star Mineral Corporation is a mineral exploration company with majority ownership in the largest mineral rights holding in the Dawson Mining District of the Yukon, a territory of Canada. These holdings include, but are not limited to, the areas referred to as the Lone Star Project and the Indian River Projects. In addition to these principal assets, the company holds other strategic interests in gold and base and precious metal properties in the Yukon. These include the Spice Property in the Watson Lake Mining District and the Ultra Property in the Whitehorse Mining District.

Klondike Star Mineral Corporation is listed and trades on the NASD:OTCBB, trading under the symbol "KDSM".

Overall Performance

Highlights of the year-ended February 28, 2006 include:

  completing the 5-point corporate plan;
  undertaking an expanded exploration program on the Lone Star (quartz) and Indian River (placer) properties;
  constructing a 45-person camp complex and core processing facilities at the Eldorado Camp located near Dawson City, Yukon along with a permanent Yukon field operations office in Whitehorse, Yukon; constructing and operating a bulk sample testing facility; preparing a strategic environmental plan and undertaking baseline monitoring; and enhancing board governance policies and practices while strengthening organizational capacity;
  tripling the number of active mineral exploration projects from 2 to 6;
  augmenting the total land position held to 394 square kilometers, an increase of 52%;
  increasing hard-rock gold mineral rights by 9%; and placer gold mineral rights 163%;
  moving two projects into advanced stage exploration with diamond drilling on Lone Star Project (first drilling program) and auger drilling on Indian River Placer Projects (more than double 2005 level), along with bulk sampling and test milling on the Lone Star Project;
  growing investor confidence evidenced by the 158% increase in funds raised through financing (reflecting a 15.7% increase in common shares issued and outstanding) and a 5,060% increase in shareholders holding common stock.

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

Along with developing a skilled labour force, building strong and productive relationships with local contractors, suppliers and joint venture partners, the company has taken special steps to augment its capacity, cost-effectiveness and state of the art geological science. For example, a leading Canadian university mineral deposit research group has been engaged to support fundamental mineral deposit research in the Dawson Mining District.

Step-by-step growth and development, while advancing many initiatives on parallel tracks as part of an integrated management approach, is building a strong foundation for the company's future.

Financial condition, investor relations & mineral rights

	Year-end February 28, 2006	Year-end February 28, 2005	Change
Common shares issued and outstanding	25,202,800	21,779,800	15.7% increase
Share price range	Average monthly range of $2.75 to $3.40	Average monthly range of $3.03 to $3.68	Not applicable
Share volume monthly high	2,359,551	729,450	223% increase
Shareholders	4,200	83	5060% increase
Share options authorized	400,000 authorized and 30,000 issued	1,200,000 authorized and issued	Not applicable
Cash raised by financing activities	$8,068,568	$3,121,651	158% increase
Total cash expenditures for operations	$5,610,326	$2,375,184	136% increase
Cash on hand	3,514,176	2,106,580	67% increase

Ownership of mineral rights and resources
Lone Star	55% and exclusive option to acquire up to 75%	55%	None
Eldorado Placer	55% and exclusive option to acquire up to 75%	55%	None
Indian River Placer	100%		New acquisition
Indian River Quartz	Exclusive option to acquire 75%		New acquisition
Spice	Exclusive option to acquire 75%		New acquisition
Ultra	Exclusive option to acquire 75%		New acquisition

Future financial condition

Management expects to sustain continued growth in exploration financing, as well new property acquisitions, including an increase in the mineral rights and resources owned by Klondike Star Mineral Corporation.

Company policy is to expense mineral rights acquisitions and exploration activities to prove up resources and reserves as mineral exploration expenditures. At year-end, the company owns the right to explore 394 square kilometers of mineral claims and leases.

The mineral exploration industry is cyclical, based upon the price of commodities and the demand for certain metals. The company considers that it has entered this business at a time that is favorable within a long term commodity inflation cycle, and that it can sustain an enterprise in the field of mineral exploration and mining production.

The company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future.

Industry and economic factors affecting performance

The outlook for resource industries is becoming positive, as higher commodity prices result in a return to profitability for corporations, particularly in the mines and metals sector.  According to industry sources the majority of new discoveries are made by junior companies, and the major mining companies are affected by depletion of their reserves and resources, raising concerns of shortages of metals for the future.

The outlook for gold is favorable due to the present supply/demand deficit. Management is of the current opinion that the condition of declining world gold mine output may not find relief until approximately 2010, when enough new mines can come on-stream to overcome the depletion of existing mines.

A new era of economics may be ushered in caused by the increasing price of gold and precious metals.  It was previously regarded that 1 gram of gold per tonne of ore was sufficient to achieve profitability provided the scale was sufficient. That was during an era of gold averaging $390/oz.  If future price ranges of gold increase to a much higher level, it could mean a new understanding of gold mining economics, including the possibility that 1/2 gram per tonne may be the threshold of economics on large scale mining operations.

Recent record high prices for a tonne of copper or zinc reflect the surging demand for base metals in Asia.

The normal cyclical nature of a metals cycle is a boom/bust scenario, often with a 5 year average.   Characteristically, major mining companies do not make capital investment at the top of these cycles, rather at the bottom.  World leaders like BHP Billiton and Rio Tinto are investing heavily as if this is going to be an extended long-term cycle. And majors are taking over intermediate producers. This may signal an outlook for continued growth in China and India over the next decade, as well as global expansion.

This suggests long-term demand for copper, zinc and particularly gold. Potential base metal ore bodies, such as the Ultra Property in the Whitehorse Mining District, may have strong economic potential due to the close proximity to a major highway and a deep-water port in Haines, Alaska.

During the last half of fiscal 2006, the increasing value of the Canadian dollar relative to the U.S. dollar reduced the exchange gain on the value of the total expenditures made on company properties in Canada.

Risk factors including environmental and other regulatory requirements

The company began active operations in 2004 as a mineral exploration company. Although the mineral properties acquired have already had substantial funds spent on research, exploration and development, including infrastructure such as roads, hard-camp, core shack and test mill, the company expects to incur significant additional development, exploration and communication expenses in connection with the business. To date, the company has generated no revenue. It is expected the company will continue to incur operating losses for the foreseeable future, and the company may never achieve or sustain profitability.

Mineral exploration and development involves a high degree of risk, and few properties which are explored are ultimately developed into producing mines. Company properties are still in the developmental and testing stages and may never reach a production stage. The company's revenue model is dependent upon identifying and accessing viable ore bodies that can prove feasible for production.

Health and safety for employees and contractors is a known risk factor for any mineral exploration and development business. The company has established policy, guidelines, implementation plans and best practices to address this risk effectively and efficiently. Klondike Star Mineral Corporation has an uncompromising commitment to superior safety performance and a healthy work place.

The company also relies upon various mining land use permits and water licenses to operate and grow the business. It may incur difficulties in acquiring such permits and licenses in the future, which could adversely affect future development of the company's properties.

Klondike Star Mineral Corporation is a prudent and responsible operator guided by the policies and guidelines adopted during the year. This includes the Health and Safety Policy and guidelines (including industry best practices such as the Safety Guidelines (2006) published by the Association of Mineral Exploration BC; and the Environment and Sustainable Development Policy and guidelines, including industry best practices such as the Environmental Excellence in Exploration (2006) published by the Prospectors and Developers Association of Canada.

Company policy is based on the view that solid environmental performance within a sustainable development approach is a leading indicator of a well-managed, efficient and competitive corporation acting in the best interests of its business, its shareholders, its employees and the communities in which it operates.

Management and corporate governance matters

Since February 28, 2005, the Board of Directors and management have strengthened corporate governance through the establishment of Charters and guidelines for the Board of Directors, a new Audit Committee and a new Environment, Health and Safety Committee. The company developed and adopted new bylaws, new policies and introduced rigorous management practices. New policies include the Code of Business Conduct and Ethics, an Authorization Policy and signing authority guidelines, a Health and Safety Policy, an Environment and Sustainable Development Policy, a revised 2003 Stock Incentive Plan for Employees and a new 2005 Stock Incentive Plan for Consultants and Advisors.

The Code of Business Conduct and Ethics states in keeping with Klondike Star Mineral Corporation's commitment to excellence in all aspects of corporate governance, the business of the company shall be conducted with honesty and integrity and in accordance with the highest ethical and legal standards and corporate social responsibility. The Code of Business Conduct and Ethics is intended to promote prudent business practices, to deter wrongdoing and to document and promote the principles of conduct and ethics to be followed by Klondike Star Mineral Corporation and affiliated companies and joint ventures worldwide, including all directors, officers, employees, agents and contractors.

Exploration and development projects overview

During the year, the scope and scale of year-round exploration activities were expanded. Interests in several properties, including placer gold potentials, were advanced. For example, the winter auger drilling program on the Indian River Project more than doubled the number of drill holes in the previous year. Through targeted initiatives, new mineral properties have been acquired and the total mineral claims and leases held has grown. The company continuously examines opportunities to strengthen the value and potential of its holdings.

Klondike Star Mineral Corporation is conducting a full-scale, multi-year exploration program on its hard-rock quartz claims centered on the original Lone Star mine on Eldorado and Bonanza Creek. The company has opened a hard camp in close proximity to the Lone Star Property along with a core shack and bulk sampling test mill. The camp facility has allowed the operations to be consolidated with on-site administrative services.

The company is working towards industry-standard mineral resource assessments for the Lone Star and Indian River Placer projects. A scoping study was initiated on the Lone Star Project to lay the ground-work for a future mine pre-feasibility study with completion planned by February 28, 2007.

	Year-end February 28, 2006	Year-end February 28, 2005	Change
Exploration projects	6	2	Increase of 4 projects
Lone Star
Eldorado Placer
Indian River Placer			New acquisition
Indian River Quartz			New acquisition
Spice			New acquisition
Ultra			New acquisition
Quartz mining claims	1921	1753	9.6% increase
Total area of quartz claims and crown grants	352 square kilometers	239 square kilometers (estimate)	47% increase
Placer mining claims	300 plus 43 miles of leases	114 plus 60 miles of leases	163% increase
Total area of placer claims and leases	42 square kilometers	21 square kilometers (estimate)	100% increase
Drilling
Diamond drill holes and total meters	32 holes totaling 4,830 meters	0	100% increase
Augur drill holes and total meters	184 holes totaling 1615 meters	90 holes totaling 811 meters	104% increase in holes and 99% increase in meters
Surface trenching and sampling	3,986 meters trenching, 551 trench samples, 300 rock samples, 57 bulk chip samples, 388 soil samples	1,300 meters trenching, 1,024 rock samples, 1,165 soil samples	206% increase in trenching
Assay analysis	5095 core samples from drilling, first found core fire assays at 1250, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	Significant increase

LONE STAR PROJECT

Mineral target

Gold

Overview

The Lone Star Project is an advanced, late stage exploration property that is being studied for mine development. The Project consists of 1056 mineral claims and crown grants totaling 152 square kilometers.

Lone Star is the largest project of four in the gold producing Klondike region of Yukon, Canada, wherein Klondike Star Mineral Corporation has total holdings of 306 square kilometers.

Location

The Lone Star Project is located 20 kilometers from Dawson City and is accessible by summer maintained, graded gravel roads linking with the Klondike Highway. The property is situated in the Tintina Gold Belt spanning Alaska and the Yukon that includes producing mines and major deposits.

History and geology of the property

First assembled by Canadian mine-finder Richard Hughes, the initial 500 mineral claims in the Klondike (now called the Lone Star Project) were optioned to Klondike Star Mineral Corporation in 2004.

It is the site of the former producing Lone Star Mine (1912-14) and decades of previous exploration. The Lone Star Project is located in the heart of the Klondike, the gold producing region of the Yukon, Canada that has produced millions of ounces of gold since 1898. The Klondike region remains a significant gold producing area to this day.

Company progress and year-over-year comparison

Since acquiring the property in 2004, Klondike Star Mineral Corporation has become the majority owner and operator, increased the size of the project from 500 to 1056 mineral claims and crown grants, constructed a 45-person camp complex and milling infrastructure on site, and completed extensive soil, chip and bulk sampling, drilling, milling and assay analysis.

On-site exploration infrastructure includes a hard camp, kitchen and dining facility, a test mill plant, core shack and ancillary buildings and tent frames. A gravel airstrip exists on the claim block at Eldorado Creek.

	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims and crown grants	1056	500	111% increase
Total area	151.7 square kilometers	100 square kilometers (estimate)	52% increase
Drilling - no. of diamond drill holes and total meters	32 holes totaling 4830 meters	0	100% increase
Surface trenching and sampling	14 trenches totaling 2858 cubic meters, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 cubic meters, 1,024 rock samples, 1,165 soil samples	120% increase in trenching
Assay analysis	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	Significant increase
Ownership	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

Exploration results and mineral resource assessment

Exploration results and professional analysis to date indicates the Lone Star Project represents an extensive mineralized area with a large tonnage, low grade gold resource augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development.

Assay results from the 2005 exploration season were released sequentially October 6, 2005 - January 24, 2006.

During the year-ended February 28, 2006, the stage of exploration moved to advanced exploration including diamond drilling, bulk sampling and on-site processing, and the initiation of a scoping study.

The company is working towards a mineral resource assessment consistent with industry and international standards and best practices.

Plan for 2006

The 2006 summer work plan will run from late May through October. Expanded diamond drilling, milling and bulk sampling is proceeding alongside a scoping study to determine the economic viability of the mineral deposit and facilitate expedited planning and decision-making.

This includes a drilling program of 11,000 meters, more than double the 4830 meters drilled in 2005. This will further delineate the extent of the known gold bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup and the Nugget zone above Oro Grande Gulch. Deep drill holes are planned to extend resource analysis to depths beyond 500 meters.

In 2006, the company is proceeding with its most extensive drilling and bulk sampling program ever on its major gold property, about double the effort made in 2005.

New facilities, including a mechanical shop and camp annex are being constructed in the vicinity of the Eldorado Camp (which was installed in May 2005). This infrastructure will increase productivity and provide cost-efficiencies while supporting a larger exploration effort.

INDIAN RIVER PLACER PROJECT

Mineral target

Gold

Overview

The Indian River Placer Project is an advanced stage exploration property. It is located 40 kilometers from Dawson City in the heart of the Klondike gold producing region of the Yuko, Canada. During 2006, bulk sampling and testing of processing technologies will proceed alongside the initiation of a scoping study to determine the economic viability of the mineral deposit and facilitate expedited planning and decision-making.

History and geology of the property

The Indian River Placer Project consists of 185 mineral claims plus 17 leases totaling 35 square kilometers. The Indian River is emerging as one of the most active areas of new investment and productive placer mining in the Klondike region. Klondike Star Mineral Corporation holds 100% ownership of the project.

Company progress and year-over-year comparison
	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims	185 claims and 17 leases		Not applicable
Total area	35 square kilometers		Not applicable
Drilling - no. of auger drill holes and total meters	184 holes totaling 2,426 meters (winter season December - April)	90 holes totaling 811 meters (winter season December - April)	204% increase
Ownership	100%		New acquisition

Exploration results and mineral resource assessment

The Indian River Placer Project is an advanced stage exploration property. During the recent winter drilling program, the company completed 184 holes (double the 2005 drilling) for a cumulative total of 274 holes or 2,426 meters. Two winter drilling programs have been completed and the plan is to shift from winter exploration to bulk sampling, test mining and pre-production business planning.

The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

Plan for 2006

Klondike Star Mineral Corporation intends to move ahead with test mining and business planning on its placer gold property on the Indian River. Exploration efforts are shifting to a new phase, with new expenditures on a summer exploration, bulk sampling and test processing program building on winter drilling and exploration activities. The objective is to develop a large-scale placer mine.

2006 summer bulk sampling and test processing will be conducted on three or more high potential sites that are already prepared for this purpose through stripping, clearing and permitting. Test mining will be supervised by an established Canadian firm specializing in mine engineering and processing technology. After careful evaluation, the company plans to deploy two processing technologies to help refine the best approach for possible production. One is a dry separation technology used in mining operations elsewhere in the world in similar conditions; the other is a conventional sluicing system used extensively in the Klondike that is particularly suited to conditions along the Indian River. This will allow comparative analysis of throughput and gold recovery.

SPICE PROJECT

Mineral target

Gold

Overview

The Spice Project has moved to a drill ready stage of exploration. As of February 28, 2006, the Spice Project consists of 32 mineral claims totaling 6.7 square kilometers.

History and geology of the property

The property is located 28 kilometers east of Ross River and 8 kilometers south of the North Canol Road in the Watson Lake mining district, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

The property has only been explored since 2000, when a regional geochemical survey conducted by the Yukon Geological Survey, Yukon Government, identified strong, coincident gold, silver and epithermal pathfinder elements. Follow-up geochemical sampling identified an open-ended anomalous zone and samples assayed up to 13.9 grams/tonne gold. An IP chargeability high and resistivity low coincides with the highest geochem values.

Company progress and year-over-year comparison
	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims	32		Not applicable
Total area	6.7		Not applicable
Drilling - no. of diamond drill holes and total meters	0		0
Ownership	exclusive option for up to 75% ownership.		New acquisition

Plan for 2006

A 2006 staking initiative on the Spice Project will increase the land base. The property is drill ready and a diamond drilling program of identified targets will proceed in the Fall.

The target is a low-sulphidation epithermal style gold deposit hosted by rhyolite, similar to the Grew Creek property 60 kilmeters to the west. The Grew Creek property is currently being explored by Freegold Ventures Ltd. (TSXV:ITF, OTCBB:FGOVF) with an ongoing drilling program.

The 2006 exploration program will be headed up by an expanded geology team.

ULTRA PROPERTY

Mineral target

The two targets include base and precious metals. This includes VMS zinc-copper-silver-gold and polymetallic nickel-copper-platinum-palladium-gold.

Overview

The Ultra Project has moved to a drill ready stage in exploration. Following additional staking in the Fall of 2005, the Ultra Project consists of 404 mineral claims totaling 82 square kilometers.

History and geology of the property

The property is located in the Kluane Mountains, 42 kilometers northwest of Haines Junction, Yukon Territory, Canada, only 140 kilometers from a deepwater port, and is accessible by rough gravel road, located only 10 kilometers west of the Alaska Highway. It is near the former nickel - platinum operating Wellgreen Mine and the area optioned recently by Falconbridge Limited (a leading producer of copper and nickel with investments in zinc). Ultra is also in the same geological zone as the world-class zinc-copper-gold Windy Craggy deposit in northern British Columbia.

Company progress and year-over-year comparison
	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims	404 claims		Not applicable
Total area	82 square kilometers		Not applicable
Drilling	0		0
Surface trenching and sampling	86 rock and soil samples
Ownership	exclusive option for up to 75% ownership		New acquisition

Exploration results and mineral resource assessment

The property is drill ready based on a multi-year investment in prospecting, mapping, sampling, airborne and ground geophysical surveys and geochemistry analysis.

The first drilling target is key VMS-style copper-zinc-silver-gold anomalies that will help to identify the source, distribution and scope of massive sulphide boulders that are up to 19 tons with assays of 2.1% copper, 5.1% zinc and 25 grams/tonne silver.

The second drilling target is for polymetallic magmatic nickel-copper-platinum-palladium-gold. The Frohberg showing assayed up to 5.5 grams/tonne platinum, 13.5 grams/tonne palladium, 4.1% copper and 1.7% nickel. Recent outcrop samples assayed at 4.4% nickel and 2.3 grams/tonne of platinum group elements.

Plan for 2006

During summer and fall of 2006, a strategic diamond drilling program is planned to assess two base and precious metal targets at three sites, along with additional sampling and further assessments of the underlying regional geology.

The 2006 exploration program will be led by an expanded team of geologists.

INDIAN RIVER QUARTZ PROJECT

Mineral target

Gold

Overview

The Indian River Quartz Project is an early stage exploration property for the company.

History and geology of the property

The property is located 40 kilometers from Dawson City in the heart of the Klondike gold producing region of the Yukon, Canada. It is situated in the Tintina Gold Belt spanning Alaska and the Yukon. Access to the region is by good gravel road.

Company progress and year-over-year comparison
	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims	205 claims		Not applicable
Total area	67.3 square kilometers		Not applicable
Drilling - no. of auger drill holes	49 holes (winter season January - April)		Not applicable
Surface trenching and sampling	8 trenches totaling 1128 cubic meters, 12 test pits, 52 rock samples, 333 soil samples		Not applicable
Assay analysis	36 rock samples, 333 soil samples		Not applicable
Ownership	exclusive option for up to 75%		New acquisition

Exploration results and mineral resource assessment

Additional geological mapping, rock and soil sampling and geochemistry analysis, trenching and a magnetometer survey were completed May - September 2005. Auger drilling provided bedrock samples in January - April 2005. This work builds on extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, geochemical surveys completed by previous exploration companies.

Plan for 2006

Auger drilling into the bedrock is planned as part of forward planning for further assessment of the property. Additional baseline work will be undertaken to consolidate and ground-truth previous exploration results.

ELDORADO PLACER PROJECT

Mineral target

Gold

Overview

Located 20 kilometers from Dawson City, Yukon, Canada, the Eldorado Placer Project is located within the boundaries of the Lone Star Project. The placer mineral claims (surface) overlap some of Lone Star's quartz mineral claims (subsurface).

History and geology of the property

The property is in the heart of a longstanding gold producing area. There are many placer mines operating in the general vicinity. The claims were originally assembled by Canadian mine-finder Richard Hughes and optioned to Klondike Star Mineral Corporation in 2004.

Company progress and year-over-year comparison
	Year-end February 28, 2006	Year-end February 28, 2005	Change
Total claims	115 claims	114 claims	1
Total area	6.9 square kilometers	6.5 square kilometers (estimate)	0.4 square kilometers increase
Ownership	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

Exploration results and mineral resource assessment

The property has known placer gold potential. However, the company has not itself conducted substantive exploration work to date.

Plan for 2006

The right to conduct placer mining on the property has been optioned to an experienced Klondike placer miner and this arrangement is expected to continue.

Item 7. Financial Statements

KLONDIKE STAR MINERAL CORP.

FINANCIAL STATEMENTS

February 28, 2006

KLONDIKE STAR MINERAL CORP.

February 28, 2006

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

FINANCIAL STATEMENTS

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center 601 W. Riverside, Suite 1940 Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114 www.williams-webster.com

Board of Directors

Klondike Star Mineral Corp.

Whitehorse, Yukon

Canada Y1A 7A2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Klondike Star Mineral Corp. as of February 28, 2006 and 2005, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from December 8, 2003 (inception of exploration stage) to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corp. at February 28, 2006 and 2005 and the results of its operations, stockholders' equity, and cash flows for the years then ended and for the period from December 8, 2003 (inception of exploration stage) to February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recorded significant losses from operations and has insufficient revenues to support operational cash flows which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 22, 2006

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ending February 28 2006	Year Ending February 28 2005	From Inception of Exploration Stage December 8, 2003 to February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net (loss)	$ (8,741,926)	$ (2,952,975)	$ (41,475,556)
Adjustments to reconcile net loss to net cash (used) by operating activities:			
Stock issued for acquisition of mineral rights and exploration	-	500,000	30,250,000
Depreciation	251,896	72,788	324,684
Employee stock option compensation	2,777,610	15,400	2,793,010
Discontinued operations (net loss)	-	-	4,502
Changes in assets and liabilities:			
(Increase) decrease in accounts receivable	(278,809)	(34,486)	(313,295)
(Increase) decrease in prepaids and deposits	192,713	(192,713)	-
Increase (decrease) in accounts payable	98,726	53,658	162,013
Increase (decrease) in accounts payable, related party	(35,535)	38,144	14,465
Increase (decrease) in other liability	125,000	125,000	250,000
Increase (decrease) in interest payable	-	-	-
Net cash provided (used) by discontinued operations	-	-	-
Net cash (used) by operating activities	(5,610,326)	(2,375,184)	(7,990,178)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Purchase of equipment	(1,050,647)	(485,174)	(1,535,821)
Net cash provided (used) by investing activities	(1,050,647)	(485,174)	(1,535,821)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Collection of stock subscription receivable	39,500	750,045	789,545
Common stock issued for cash	8,029,068	2,371,606	12,250,629
Net cash provided by financing activities	8,068,568	3,121,651	13,040,174
Net increase (decrease) in cash and cash equivalents	1,407,596	261,293	3,514,176
Cash and cash equivalents beginning of period	2,106,580	1,845,287	-
Cash and cash equivalents end of period	$ 3,514,176	$ 2,106,580	$ 3,514,176
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
NON-CASH ACTIVITIES:			
Employee stock option compensation	$ 2,777,610	$ 15,400	$ 2,793,010
Stock issued for acquisition of mineral rights and explorat	$ -	$ 500,000	$ 30,250,000

The accompanying notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140."  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has previously adopted this statement. See Note 7.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at February 28, 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($87,982 US dollars at February 28, 2006). At February 28, 2006, the Company exceeded the FDIC insured amount by approximately $92,450 and exceed the CIDC insured amount by approximately $3,234,800 US.

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

At February 28, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because of the relative immateriality of this obligation at the date of the balance sheet.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of February 28, 2006, the exploration costs expensed during the Company's exploration stage have been approximately $5,440,000. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2006.

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

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

Foreign Currency Translation

The Company's functional currency is U.S. dollars. Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the year. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2006.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. (See Note 3.)

Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding February 28, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

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

At February 28, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,947,000 (2005 - $952,000) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at February 28, 2006. The significant components of the deferred tax asset at February 28, 2006 and February 28, 2005 were as follows:

	February 28, 2006	February 28, 2005
Net operating loss carryforward	$ 8,667,000	$ 2,800,000

Deferred tax asset	$ 2,947,000	$ 952,000
Deferred tax asset valuation allowance	$ (2,947,000)	$ (952,000)
Net deferred tax asset	-	-

At February 28, 2006, the Company has net operating loss carryforward of approximately $8,667,000 ($2,800,000 in 2005), which expire in the years 2019 through 2025. The Company recognized approximately $2,777,610 ($15,400 in 2005) of losses from stock options for compensation in fiscal 2006, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 28, 2005 to February 28, 2006 was $1,995,000 ($777,000 in 2005).

Going Concern

As reported in the financial statements, the Company incurred a net loss of approximately $8,742,000 for the year ended February 28, 2006 and has an accumulated deficit of approximately $41,476,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $11,000,000 for fiscal 2007. The Company has approximately $3,514,000 in cash at February 28, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation at February 28, 2006:

	Cost	Accumulated Depreciation	Net Book Value 2006	Net Book Value 2005

Depreciable Capital Assets:
Movable structures	$ 660,879	$ 81,757	$ 579,124	$ -
Leasehold improvements	283,177	75,999	207,178	188,429
Vehicles	188,473	51,288	137,185	25,407
Equipment	146,052	38,434	107,618	24,232
All-terrain vehicles	86,660	37,338	49,322	39,058
Trailers	40,484	16,194	24,290	32,387
Computer equipment	31,942	12,088	19,854	15,416
Computer software	12,780	4,988	7,792	7,660
Furniture and fixtures	11,308	2,785	8,523	9,943
Pack horses	18,057	3,815	14,242	13,845
Total Depreciable Assets				356,377

Non Depreciable Capital Assets:
Gold samples	56,010	-	56,010	56,010
Total Capital Assets	$ 1,535,822	$ 324,686	$ 1,211,138	$ 412,387

Total depreciation expense for the years ending February 28, 2006 and February 28, 2005 is $252,000 and $73,000 respectively.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $14,465 and $50,000 at February 28, 2006 and February 28, 2005, respectively.

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

Leaseholds improvements, which total approximately $283,000 as of February 28, 2006, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At February 28, 2006 and February 28, 2005, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK AND WARRANTS

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At February 28, 2006 and February 28, 2005, the Company had 25,202,800 and 21,779,800 shares of common stock outstanding, respectively.

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

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

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

During the year ended February 28, 2006, the Company sold through private placements 50,000 common shares at $1.25per share for total cash proceeds of $62,500; 2,073,000 common shares at $2.50 per share for total net cash proceeds of $4,574,600, and 1,300,000 common shares at $2.75 per share for total net cash proceeds of $3,391,700.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $992,700.

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. The following assumptions were made to value the warrants for the year ended February 28, 2006; risk-free interest rate of 4.5%; volatility of 29%; life of one year; no dividends.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	1,300,000	0.9 years	$3.50

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

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

During the year ended February 28, 2006, the Company's board of directors approved the 2005 Stock Incentive Plan for Consultants and Advisors ("the 2005 Stock Incentive Plan") to allow up to 2,800,000 shares of Company stock to be issued. This plan enables the Company to grant stock options to eligible consultants and advisors of the Company. The 2005 plan has a duration of 10 years and may be modified without shareholders' approval.

During the year ended February 28, 2005, the Company granted options, under the 2003 plan, to purchase a total of 1,200,000 shares of common stock to its employees and directors at $1.00 per share. During the year ended February 28, 2006, the Company amended the terms of the stock options granted to employees and directors to allow the options to fully vest upon award. During the year ended February 28, 2006, the Company granted options to purchase a total of 30,000 shares of common stock to an employee at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $2,793,010 during the year ended February 28, 2006 for all vested options. In accordance with Statement of Financial Accounting Standards No. 123R, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	22.7%
Dividends to be paid	Nil

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

Following is a summary of the status of the stock options during the year ended February 28, 2006 and 2005:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2004	nil	nil
Granted	1,200,000	1.00
Exercised	nil	nil
Rescinded or expired	nil	nil
Outstanding February 28, 2005	1,200,000	$ 1.00
Granted	30,000	2.50
Exercised	nil	nil
Rescinded or expired	nil	nil
Outstanding at February 28, 2006	1,230,000	$1.04
Exercisable at February 28, 2006	1,230,000	$1.04
Weighted average fair value of options granted during the year ended February 28, 2006		$1.19

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On December 28, 2004 the Company entered into an agreement with LSE AG to provide business development and investor relation services. During the year ended February 28, 2005, the Company paid a retainer fee of $150,000 and an additional $50,000 against the contract. During the year ended February 28, 2006, the Company recognized the retainer fee as a charge against operations. Per the agreement, the Company had intended to distribute 1,400,000 share options at $1.00 to LSE AG. During the year ended February 28, 2006, this offer to distribute share options was cancelled. As of February 28, 2006, LSE AG has not acquired any of the options.

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company agreed to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At year end, no shares have been issued on account of this agreement. Subsequent to year end the Company modified the agreement to grant stock options in lieu of shares.

During the year ended February 28, 2006, the Company approved the granting of 300,000 share options at $2.50 per share for future investor relations services.

During the year ended February 28, 2006, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

During the year ended February 28, 2006, the Company amended an agreement originating in October 2004, with a privately held company, which received the first right of refusal to purchase the majority of gold produced by Klondike Star from the Klondike Mining District at a 2% discount from the LME spot price. The right of first refusal is subject to Klondike Star proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company agreed to purchase 1,000,000 shares of the Company's common stock at $2.50 per share before February 28, 2006. Klondike Star granted an extension to the privately held company to purchase the 1,000,000 common shares. Further, subject to the execution of agreements giving effect to the transactions contemplated in the agreement, the privately held company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

1,000,000 shares at $3.50 by January 25, 2007
1,000,000 shares at $4.50 by January 25, 2008
1,000,000 shares at $5.50 by January 25, 2009
1,000,000 shares at $6.50 by January 25, 2010

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933. As of February 2006, the Company has not received any of the consideration related to this agreement. Therefore the Company has deemed this agreement to be closed. Although this agreement has a history of modification, the Company would expect probable future negotiations but has no expectations that consideration and proceeds from such modified agreement will be immediately forthcoming.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in claims covering gold bearing quartz pebble conglomerate in the Indian River area, along the southern edge of the Klondike gold fields. The agreement requires cash payments totaling $145,000 over 5 years and certain work commitments to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $200,000 over 4 years and work commitments totaling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in certain claims covering several copper-zinc and nickel-platinum group targets in the Kluane Mineral Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totaling $265,000 over 5 years and work commitments totaling $2,225,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.

Compliance with Environmental Regulations

The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project and cause changes or delays in the Company's activities.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to year end the Company acquired from Klondike Source Limited (NSX: KSL) subsidiary, KSL Exploration (Yukon) Limited, the exclusive right to purchase an undivided 100% interest in one or more claims in the DOM block located at Hunker Dome block located at Hunker Dome in the eastern part of the Klondike goldfield. The purchase price for the entire group of 56 claims is $500,000 CDN or $18,000 CDN per claim purchased individually. Purchase of any claim or claims will entitle KSL to a royalty of 2.5% of net smelter returns. At the headwaters of Dominion Creek, these claims, along with 168 adjacent claims previously staked or held by Klondike Star Mineral Corporation have been consolidated to establish a new exploration project known as, the Dominion Project. Exploration will commence on these properties during the coming 2006 field season.

Subsequent to year end, the Board of Directors modified the terms of the stock awards to certain consultants to granting of stock options, fully vesting upon award. The company has previously recognized $250,000 expense against these stock awards.

Subsequent to year end, the Board of Directors approved the granting of stock options to certain consultants, subject to filing certain documentation with the Securities and Exchange Commission.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Our management, which includes our President and Treasurer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of February 28, 2006 (the "Evaluation Date"). Based upon that review, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
a)	Identification of Directors Set forth below is the name, age and length of service of the Company's present directors:
Length
Name (age)	Position	of Service
Hans Boge (55)	Chair, President, Treasurer, Secretary	Since Sept. 2003
Don Flinn (62)	Director and Vice-President, Operations	Since February 2004

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

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company:

Hans Boge, P. Eng. - Founder and President of Boge and Boge (1980) Ltd., a consulting engineering firm started in 1976. The company's major clients in the mining sector include Hudson's Bay Mining and Smelting and INCO. In the Gold mining sector, customers included Placer Dome, Campbell Red Lake Mines, Dickensen Mines (now GoldCorp), and Bissett Gold Mine.

Don Flinn, P. Eng. - A civil engineer, with over 35 years business experience in the private and public sectors. Mr. Flinn is President & CEO of Innovative Construction Technologies, Inc. and is former Managing Director of Energy Solutions Centre Inc. in Whitehorse, Yukon. The Centre won several national awards for its performance in energy conservation, renewable energy solutions and greenhouse gas emission reduction.

Mr. Flinn is past President, Association of Professional Engineers of Yukon, a former member of the Canadian Standards Association (CSA), and former Technical Director for the Canadian GeoExchange Coalition.

b)	Identification of Certain Significant Employees The Registrant has no other significant employees.

c)	Family Relationships There is no family relationship between the Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

d)	Involvement in Certain Legal Proceedings No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.
e)	Audit Committee The Company has an Audit Committee established by the Board of Directors with an Audit Committee Charter. Currently the committee membership consists of all Directors.

f)	Compliance with Section 16(A) of the Exchange Act

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation

The following table shows all salary and payments to each of the Company's directors and officers.

Name and principal position	Year	Annual Compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted Stock Award(s) ($0)	Securities Under- lying options/ SAR's (#)	LTIP payouts ($)
Hans Boge, P. Eng., Chair, President, Secretary	2006			93,401 in professional fees				Value of 2005 stock option award recognized in 2006 at $1,599,535
Donald W. Flinn, P.Eng., Vice-President, & Director	2006	130,199	38,322	1,443 in benefits				Value of 2005 stock option award recognized in 2006 at $1,142,525
Collin Young, C.A., Comptroller	2006			54,777 in professional fees
Barbara Stevenson, Assistant Corporate Secretary	2006	69,439		1,455 in benefits				Value of stock option award recognized in 2006 at $35,550

Following is information pertaining to stock options granted to the Company's executive officers and directors during fiscal 2006:

Name	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date
0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are presently 25,202,800 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company:

Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Ownership
Nazir Maherali #11 - 31550 South Fraser Way Abbotsford, B.C. V2T 4C6	9,000,000	35.7%
Kluane Basic Industries Ltd. 6125 Gleneagles Drive West Vancouver, B.C. V7W 1W1	1,800,000	7.1%
Swisspulse Corporate Investment AG Basel, CH-270	1,800,000	7.1%
Rene Hussey POB 57, FL - 9493 Mauren, Liechtenstein	1,300,000	5.1%
Directors and Officers as a group	Nil	Nil

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

Exhibits as Required by Item 601 of Regulation S-B.

Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Previously Filed 7/7/00 on Form 10SB
3(ii)	Amendment to Articles of Incorporation	Previously Filed 2/2/06 on Form 8K
3(iii)	Bylaws	Previously Filed 2/2/06 on Form 8K
14	Code of Ethics	Previously Filed 12/5/05 on Form 8K
31	Rule 12a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certification	Included

Item 14. Principal Accountant Fees and Services

Audit Fees: $39,080.27. Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: $0.00 Aggregate fees billed for the last fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported above.

Tax Fees: $5,382.50 Aggregate fees billed for the fiscal years 2000-2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

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

KLONDIKE STAR MINERAL CORPORATION

                            (Registrant)

By:/s/ Hans Boge, President

(Signature and Title)

                                                            Date June 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Hans Boge, President

(Signature and Title)

                                                            Date June 6, 2006