Form 10QSB
period 2006-05-31
KLONDIKE STAR MINERAL CORP
filed 2006-07-18
CIK 1083321

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2006

[] Transition Report pursuant to or 15(d) of the Securities Exchange Act of 1934
For the transition period to _________ to _________

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORPORATION

(Exact name of small Business Issuer as specified in its charter)
Delaware	91-1980708
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

P.O. Box 20116, 1031- 10 Mile Road
Whitehorse, Yukon, Canada	Y1A 7A2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:  800-579-7580

None

(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past days [x] Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [x]No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 26,192,800 shares of common stock, both $0.0001 par value outstanding as of May 31, 2006

Transitional Small Business Disclosure Format (check one): [ ]Yes [x] No:

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

May 31, 2006

KLONDIKE STAR MINERAL CORPORATION

May 31, 2006

TABLE OF CONTENTS

FINANCIAL STATEMENTS

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEET

The accompanying condensed notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

The accompanying condensed notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

Preferred Stock		Common Stock				Deficit Accumulated During Prior Development Stage	Deficit Accumulated During Exploration Stage	
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Receivable			Total Stockholders' Equity
BALANCE, February 28, 2003	-	$ -	15,649,800	$ 1,565	$ 434,062	$ -	$ (475,886)	$ -	$ (40,259)
Issuance of preferred and common stock for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000
Issuance of common stock for cash at $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955
Contributed capital	-	-	-	-	53,412	-	-	-	53,412
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)
BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	1,090,000	109	2,410,998	(39,500)	-	-	2,371,607
Issuance of common stock for exploration joint venture at $2.50 per share	-	-	200,000	20	499,980	-	-	-	500,000
Issuance of employee share options	-	-	-	-	15,400	-	-	-	15,400
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	-	(2,952,975)	(2,952,975)
BALANCE, February 28, 2005	2,000,000	200	21,779,800	2,178	35,763,168	(39,500)	(484,537)	(32,733,630)	2,507,879
Collection of subscription receivable	-	-	-	-	-	39,500	-	-	39,500
Issuance of common stock for cash at $1.25 per share, net of related expenses	-	-	50,000	5	62,495	-	-	-	62,500
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	2,073,000	207	4,574,580	-	-	-	4,574,787
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	1,300,000	130	3,391,651	-	-	-	3,391,781
Issuance of employee share options	-	-	-	-	2,777,610	-	-	-	2,777,610
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	-	(8,741,926)	(8,741,926)
BALANCE, February 28, 2006	2,000,000	200	25,202,800	2,520	46,569,504	-	(484,537)	(41,475,556)	4,612,131
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	990,000	99	2,231,121	-	-	-	2,231,220
Issuance of employee share options	-	-	-	-	437,500	-	-	-	437,500
Issuance of consultants' share options	-	-	-	-	175,000	-	-	-	175,000
Net loss for the quarter ended May 31, 2006 (unaudited)	-	-	-	-	-	-	-	(1,858,580)	(1,858,580)
BALANCE, May 31, 2006 (unaudited)	2,000,000	$ 200	26,192,800	$ 2,619	$ 49,413,125	$ -	$ (484,537)	$ (43,334,136)	$ 5,597,271

The accompanying condensed notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASHFLOWS

The accompanying condensed notes are an integral part of these financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

May 31, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $1,859,000 for the three months ended May 31, 2006 and has an accumulated deficit of approximately $43,334,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $11,000,000 for fiscal year ending in 2007. The Company has approximately $4,530,000 in cash at May 31, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation:

 :
	Cost	Accumulated Depreciation	:	Net Book Value May 31, 2006	Net Book Value February 28, 2006

Depreciable Capital Assets:
Movable structures	$ 666,276	$ 115,069		$ 551,207	$ 579,124
Leasehold improvements	289,086	90,453		198,633	207,178
Vehicles	231,569	70,585		160,984	137,185
Equipment	189,093	54,192		134,901	107,618
All-terrain vehicles	107,016	46,256		60,760	49,322
Trailers	76,860	20,036		56,824	24,290
Computer equipment	33,308	14,763		18,545	19,854
Computer software	18,580	6,636		11,944	7,792
Furniture and fixtures	13,642	3,467		10,175	8,523
Pack horses	18,057	4,717		13,340	14,242
Total Depreciable Assets

Non Depreciable Capital Assets:
Gold samples	56,010	-		56,010	56,010
Total Capital Assets	$ 1,699,497	$ 426,174		$ 1,273,323	$ 1,211,138

Total depreciation expense for the three months ending May 31, 2006 and May 31, 2005 is $101,489 and 25,878 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $54,590 and $14,465 at May 31, 2006 and February 28, 2006, respectively.

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

Leaseholds improvements, which total approximately $289,000 as of May 31, 2006, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At May 31, 2006 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At May 31, 2006 and February 28, 2006, the Company had 26,192,800 and 25,202,800 shares of common stock outstanding, respectively.

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

During the year ended February 28, 2006, the Company sold through private placements 50,000 common shares at $1.25 per share for total cash proceeds of $62,500; 2,073,000 common shares at $2.50 per share for total net cash proceeds of $4,574,600; and 1,300,000 common shares at $2.75 per share for total net cash proceeds of $3,391,700.

During the three months ended May 31, 2006, the Company sold through private placements 990,000 common shares at $2.75 per share for total net cash proceeds of $2,231,121

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $1,271500.

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. The following assumptions were made to value the warrants for the three months ended May 31, 2006; risk-free interest rate of 4.5%; volatility of 31%; life of one year; no dividends.
	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.9 years	$3.50
Issued	990,000	0.9 years	3.50
Exercised	-		-
Rescinded or expired	-		-
Outstanding and exercisable, May 31, 2006	2,290,000	0.8 years	$3.50

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

During the quarter ended May 31, 2006, the Company granted options to employees to purchase a total of 150,000 shares of common stock at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $437,500. The Company also granted options to consultants to purchase a total of 100,000 shares of common stock at $2.50 per share and recognized $175,000 compensation expense during the quarter.

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:
Risk-free Interest Rate	4.5%
Expected Life	5 years
Expected Volatility	30.8%
Dividends to be paid	Nil

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

Following is a summary of the status of the stock options during the three months ended May 31, 2006:
	2003 Stock Incentive Plan		2005 Stock Incentive Plan
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$ 1.00	-	$ -
Granted	30,000	2.50	400,000	2.50
Exercised	-	-	-	-
Rescinded or expired	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	400,000	2.50
Granted	250,000	2.50	100,000	2.50
Exercised	-	-	-	-
Rescinded or expired	-	-	-	-
Outstanding at May 31, 2006	1,450,000	$ 1.28	500,000	$ 2.50
Exercisable at May 31, 2006	1,450,000	$ 1.28	500,000	$ 2.50
Weighted average fair value of options granted during the three months ended May 31, 2006		$ 1.75		$ 1.75

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company agreed to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At February 28, 2006, no shares had been issued on account of this agreement. During the  period ended May 31, 2006, the Company modified the agreement to grant stock options in lieu of shares.

During the year ended February 28, 2006, the Company approved  the granting of 300,000 share options at $2.50 per share for future investor relations services.

During the year ended February 28, 2006, the Company issued a private placement memorandum to issue 4,000,000 shares of common stock at $2.75  per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment.

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

1,000,000 shares at $3.50 by January 25, 2007
1,000,000 shares at $4.50 by January 25, 2008
1,000,000 shares at $5.50 by January 25, 2009
1,000,000 shares at $6.50 by January 25, 2010

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933. As of May 31, 2006, the Company has not received any of the expected consideration related to this agreement. Therefore the Company has deemed this agreement to be closed. Although this agreement has a history of modification, the Company would expect probable future negotiations but has no expectations that consideration and proceeds from such modified agreement will be immediately forthcoming.

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

During the quarter ended May 31, 2006, the Company acquired from Klondike Source Limited (NSX: KSL) subsidiary, KSL Exploration (Yukon) Limited, the exclusive right to purchase an undivided 100% interest in one or more claims in the DOM block located at Hunker Dome block located at Hunker Dome in the eastern part of the Klondike goldfield. The purchase price for the entire group of 56 claims is $500,000 CDN. Purchase of any claim or claims will entitle KSL to a royalty of 2.5% of net smelter returns. At the headwaters of Dominion Creek, these claims, along with 168 adjacent claims previously staked or held by Klondike Star Mineral Corporation have been consolidated to establish a new exploration project known as, the Dominion Project. Exploration is expected to commence on these properties during the coming 2006 field season.

During the quarter ended May 31, 2006, the Board of Directors modified the terms of the stock awards to certain consultants to granting of stock options, fully vesting upon award. The Company has previously recognized $250,000 expense against these stock awards.

During the quarter ended May 31, 2006, the Board of Directors approved the granting of stock options to certain consultants, subject to filing certain documentation with the Securities and Exchange Commission.

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

Item 2. Management Discussion and Analysis.

Klondike Star Mineral Corporation is an established exploration and development company actively working on six major properties in the Yukon, Canada. The company is developing extensive surface and subsurface mineralized zones on a 346 square kilometer (or 134 square mile) land position underlying the site of the world-renowned Klondike gold producing region, and 93 square kilometers (or 36 square miles) of select high potential targets in other parts of the Yukon. During the upcoming year, the company expects to increase its land holdings, projects and planned exploration.

Description of the Business

The company is engaged in mineral exploration and mine development activities, requiring studies and research, conventional prospecting, excavation, diamond and auger drilling and analysis of mineral samples, bulk sampling including test milling, and scoping studies for potential mine development.

Klondike Star Mineral Corporation is a mineral exploration company with majority ownership in the largest mineral rights holding in the Dawson Mining District of the Yukon, a territory of Canada. These holdings include, but are not limited to, the areas referred to as the Lone Star Project and the Indian River Placer Project. In addition to these principal assets, the company holds other strategic interests in gold and base and precious metal properties in the Yukon. These include the Spice Property in the Watson Lake Mining District and the Ultra Property in the Whitehorse Mining District.

Klondike Star Mineral Corporation is listed on the NASD:OTCBB trading under the symbol "KDSM".

First Quarter Performance

Highlights of the quarter-ended May 31, 2006 include:

   Unaudited loss from operations in the first quarter was $1,920,000 ($0.07 per share) and operating cash flow was $1,052,000 ($0.04 per share) compared with unaudited operating loss of $590,000 ($0.03) and operating cash flow of $656,000 ($0.03 per share) in the first quarter of 2005
   During the first quarter, the Company issued $2,231,000 stock and warrants for cash, net of commissions, which was used finance working capital for the current exploration activities;

   The significant increase in loss from operations was due to a $489,000 increase in Mineral exploration activities as result of the increased scope and number of projects underway in 2006, an increase of $106,000 in professional fee due mainly to the fair value recognition of stock options issued, and a $590,000 increase in General and administrative due primarily to the fair value recognition of employee and consultants' stock option issued;

   The changes in cash flow used in operations from May 2005 to May 2006 are related to the increased number of exploration projects underway in the first quarter ending May 31, 2006 and the scope of activities on certain of the projects, compared to May 31, 2005;
   Acquiring the DOM claims and establishment of the Dominion Project;
   Acquiring 100% ownership of the PACRIM claims and establishment of the Bonanza Project;
   Staffing and mobilizing for the summer/fall exploration programs at the Lone Star, Indian River Placer, Indian River Quartz, Spice, Ultra, Dominion and Bonanza projects;
   Initiating construction of additional camp and equipment maintenance facilities at the Eldorado complex near Dawson City;
   Starting the second year of the collaborative Klondike gold mineralization research initiative with the U.B.C. Mineral Deposit Research Unit;
   Commencing a scoping study for the Indian River Placer Project;
Financial indicators
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005
Total expenses	$1,919,967	$8,778,272	3,037,382
Net loss from continuing operations	$1,858,580	8,741,926	2,952,975
Cash flows from financing activities	$2,231,220	$8,068,568	$3,121,651
Cash flows used in operations	$1,02,121	$5,610,326	$2,375,184
Cash and cash equivalents on hand	$4,529,600	$3,514,176	$2,106,580
Net loss per common share: Basic and diluted	$(0.07)	$(0.39)	$(0.14)
Weighted average number of common shares outstanding: Basic and diluted	25,310,800	22,562,923	20,631,975
Cash dividends declared per common share	0	0	0
Property, plant and equipment, net	$1,273,323	1,211,138	412,387
Long-term debt	0	0	0
Shareholders' equity	$5,597,271	4,612,130	2,507,879
Investor relations indicators
	Quarter 1ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q1 ending May 31, 2006
Common shares issued and outstanding	26,192,800	25,202,800	21,779,800	Increase of 3.9%
Restricted shares	16,842,828 or 64%	18,025,906 or 71.5%	16,430,906 at August 31, 2005	Decrease of 6.6%
Free trading shares	9,349,972	7,176,894	6,626,894 at August 31, 2005	Increase of 30.3%
Warrants outstanding	2,290,000	1,300,000	50,000	Increase of 990,000
Share price range	Average monthly range of $3.13 - $3.73	Average monthly range of $2.75 to $3.40	Average monthly range of $3.03 to $3.68	Not applicable
Share volume monthly high	4,223,025	2,359,551	729,450	Further increase of 79%
Shareholders	Approx. 5,470	Approx. 4,200	Approx. 83	Further increase of 30%
Share options authorized and unexercised (total in reporting period)	1,980,000 authorized and issued	1,630,000 authorized and issued	1,200,000 authorized	350,000 authorized and issued

Share price over 2.5 years

(Source: Bell Globemedia Publishing Inc. 2006)

Ownership of mineral rights and resources
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q1 ending May 31, 2006
Lone Star Project	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Eldorado Placer Project	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Indian River Placer Project	No change	100%		None
Indian River Quartz Project	No change	Exclusive option to acquire 75%		None
Spice Project	No change	Exclusive option to acquire 75%		Project expanded through additional staking
Ultra Project	No change	Exclusive option to acquire 75%		None
Dominion Project	100% ownership of 26% and 50% ownership of 49% with option to purchase 75%, and exclusive option to purchase remaining 25%			New acquisition
Bonanza Project	100%			New acquisition

Future financial condition

Management expects to sustain continued growth in exploration by private placement equity financing, as well new property acquisitions, including an  increase in the mineral rights and resources owned by Klondike Star Mineral Corporation.

At year-end, the company owned the right to explore 394 square kilometers (156.1 square miles) of mineral claims and leases. At the first quarter ending May 31, 2006, the company owns the right to explore 439 square kilometers (169.2 square miles) of mineral claims and leases.

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

The outlook for gold is currently favorable, due to the present supply/demand deficit. Management is of the current opinion that the condition of declining world gold mine output may not find relief until approximately 2010, when enough new mines can come on-stream to overcome the depletion of existing mines.

The increasing price of gold and precious metals may result in a new area of economics in the metals sector.  At a time when gold was averaging $390, management previously regarded 1 gram of gold per tonne of ore was sufficient to achieve profitability provided sufficient scale.  If future price ranges of gold continue to maintain their current higher levels, it could mean a new understanding of gold mining economics, including the possibility that 1/2 gram per tonne may be the threshold of economics on large scale mining operations.

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

During the last half of fiscal 2006, the strength of the Canadian dollar relative to the U.S. dollar reduced the exchange gain on the value of the total expenditures made on Company properties in Canada over previous years.

Risk factors including operational, environmental and regulatory requirements

The Company began active operations in 2004 as a mineral exploration company. Although the mineral properties acquired already have had substantial funds spent on research, exploration and development, including infrastructure such as roads, hard-camp, core shack and test mill, the Company expects to incursignificant additional development, exploration and communication expenses in connection with the business. To date, the Company has generated no revenue. It is expected the Company will continue to incur operating losses for the foreseeable future, and the Company may never achieve or sustain profitability.

Mineral exploration and development involves a high degree of risk, and few properties which are explored are ultimately developed into producing mines. Company properties are still in the developmental and testing stages, and may never reach a production stage. The Company's revenue model is dependent upon  identifying and accessing viable ore bodies that can prove feasible for production.

A practical operational risk factor relates to the timely availability of necessary skills and resources through recruitment, contracting or joint ventures. Although Klondike Star has and continues to invest proactively in solutions to these risks, one risk that is pervasive in the mineral exploration industry relates to the shortage of experienced diamond and RC drillers in North America.

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

Klondike Star Mineral Corporation is a prudent and responsible operator guided by the policies and guidelines adopted during the year. This includes the Health and Safety Policy and guidelines, including industry best practices such as the Safety Guidelines (2006) published by the Association of Mineral Exploration BC, the Environment and Sustainable Development Policy and guidelines, an the Environmental Excellence in Exploration (2006) published by the Prospectors and Developers Association of Canada.

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

The Code of Business Conduct and Ethics states, in keeping with Klondike Star Mineral Corporation's commitment to excellence in all aspects of corporate governance, the business of the Company shall be conducted with honesty and integrity and in accordance with the highest ethical and legal standards and corporate social responsibility. The Code of Business Conduct and Ethics is intended to promote prudent business practices, to deter wrongdoing and to document and promote the principles of conduct and ethics to be followed by Klondike Star Mineral Corporation and affiliated companies and joint ventures worldwide, including all directors, officers, employees, agents and contractors.

The Audit Committee and the Environment, Health and Safety Committee met during the first quarter to address the year-end audit, regulatory filings, mineral disclosure standards, shareholder reporting, health and safety action plan, and the environment and sustainable development action plan.

Exploration and development projects overview

During the quarter ended May 31, 2006, Klondike Star established two new exploration projects following mineral claim acquisitions, known as the Dominion and Bonanza projects.

The Company has mobilized to implement announced exploration and development plans on seven projects. It will also expand the camp and operations support complex at Eldorado Creek serving Klondike operations.

Klondike Star is continuing to work towards industry-standard mineral resource assessments and scoping studies for the Lone Star and Indian River Placer projects.

  nbsp;
Mineral rights indicators
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q1 ending May 31, 2006
Exploration projects
	8	6	2	Further increase of 2 projects - Dominion and Bonanza
Quartz mining claims
	2265	1921	1753	Further 18% increase Q1 to May 31, 2006
Total area of quartz claims and crown grants
	397 square kilometers or 153 square miles	352 square kilometers or 135.9 square miles	239 square kilometers (estimate) or 92.3 square miles	Further 12.5% increase Q1 to May 31, 2006
Placer mining claims
		300 plus 43 miles of leases	114 plus 60 miles of leases	None
Total area of placer claims and leases
		42 square kilometers or 16.2 square miles	21 square kilometers or (estimate) or 8.1 square miles	None
Mineral resources and reserves
Lone Star		Extensive mineralized area with large tonnage, low grade gold resource augmented by higher grade zones currently being reviewed for inferred and possibly indicated levels of assessment	Refer to the published 2004 assessment at www.klondikestar.com under Mineral Exploration section on reports (2005)	Increased understanding of the geology of the property and associated mineral prospects with completion of extensive diamond drilling program and bulk sampling
Indian River Placer		Extensive mineralized area currently being reviewed for inferred and indicated levels of assessment		Increased understanding of the geology of the property and associated mineral prospects with completion of extensive auger drilling program
Dominion		Area covers several mineralized vein systems; some shafts/long tunnel; drilling, soil geochemistry and trenching; broad zones of disseminated mineralization not yet examined in detail		None
Bonanza		Surveys have identified several targets with potential for hosting large tonnage, primary gold mineralization	Not applicable	None
Spice		Surveys have identified targets for drilling	Not applicable	None
Ultra		Surveys have identified targets for drilling	Not applicable	None
Indian River Quartz		Extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, geochemical surveys completed	Not available	None
Eldorado Placer		Area has longstanding history of placer gold production	Area has longstanding history of placer gold production	None
Operational indicators
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q1 ending May 31, 2006
Exploration and development stage by project (Footnote 1)
Lone Star		Advanced exploration, additional staking and scoping study initiated	Intermediate exploration	Drilling and bulk sampling program moved project to advanced stage exploration and scoping study
Indian River Placer		Advanced, exploration and staking	Intermediate exploration	Drilling program moved project to advanced stage exploration
Dominion	Property acquisition			New project
Bonanza	Property acquisition			New project
Spice	Additional staking	Property acquisition and drill ready		Exploration program initiated
Ultra		Property acquisition, ground and airborne geophysical surveys, staking and drill ready		Exploration program initiated
Indian River		Early exploration	Property acquisition	Exploration program initiated
Eldorado Placer		Property optioned to joint venture
Drilling
Diamond drill holes and total meters (yards)		32 holes totaling 4,830 meters (5,282 yards)	0	None
Auger drill holes and total meters (yards)		184 holes totaling 1,615 meters (1,766 yards)	90 holes totaling 811 meters (877 yards)	None
Surface trenching and sampling
		3,986 meters (4,359 yards) trenching, 551 trench samples, 300 rock samples, 57 bulk chip samples, 388 soil samples	1,300 meters (1,422 yards) trenching, 1,024 rock samples, 1,165 soil samples	None
Assay analysis
		5095 core samples from drilling, core fire assays (first round) at 1250, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	None
Health and safety incidents
	1 incident involving an geophysical exploration contractor	2 vehicle accidents, no injuries or lost time	0	1 contractor incident
Environmental incidents
	0	0	0	0

Footnote 1: Definitions of exploration stage

Where a project fits on the spectrum of exploration and development is in part a matter of judgment exercised by management. Klondike Star is proceeding  on parallel tracks in an integrated fashion rather than in a sequential, lock-step manner.

Early stage exploration - grass roots prospecting, mapping, analysis of regional/site geology, trenching and chip sampling, staking of claims possibly with a few holes drilled with encouraging results or other significant indicators

Intermediate stage exploration - exploration continues including bulk sampling, soil chemistry, geophysical surveys and analysis as appropriate with more holes drilled with encouraging results

Advanced, late stage exploration - full-scale bulk sampling, mineral assessment establishes resource development potential, scoping or pre-feasibility study completed or nearing completion with positive results, environmental baseline research and assessment in progress

Early development - bulk sampling/test mining, on-site testing of processing technology for throughput and mineral recovery; decision made to proceed with pre- or feasibility study in progress or completed, scoping of environmental assessment and permitting completed and necessary steps initiated

Development - environmental assessment completed, permits obtained, financing lined up, construction to begin in the next 6 - 12 months; or mine under construction through commissioning

Production - operating mine with gold sales and revenue

LONE STAR PROJECT

Mineral target

Gold

Overview

The Lone Star Project is an advanced, late stage exploration property that is being studied for mine development. The Project consists of 1056 mineral claims and crown grants totaling 152 square kilometers (58.7 square miles). Lone Star is the largest project of six in the gold producing Klondike region of Yukon, Canada.

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

	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 1 to May 31, 2006
Total claims and crown grants	No change	1056	500	None
Total area	No change	151.7 square kilometers (58.7 square miles)	100 square kilometers (estimate) (38.6 square miles)	None
Drilling - no. of diamond drill holes and total meters	No change	32 holes totaling 4830 meters	0	None
Surface trenching and sampling	No change	14 trenches totaling 2858 cubic meters, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 cubic meters, 1,024 rock samples, 1,165 soil samples	None
Assay analysis	No change	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	None
Ownership	No change	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

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

Plan for year-ended February 28, 2007

The 2006 summer work plan will run from late May through October. Expanded diamond drilling, milling and bulk sampling is proceeding alongside a scoping study to determine the economic viability of the mineral deposit and facilitate expedited planning and decision-making.

The work plan includes a drilling program of 11,000 meters, more than double the 4830 meters drilled in 2005. This will further delineate the extent of the known gold bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup and the Nugget zone above Oro Grande Gulch. Deep drill holes are planned to extend resource analysis to depths beyond 500 meters.

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

Company progress and year-over-year comparison
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 1 to May 31, 2006
Total claims	No change	185 claims and 17 leases		None
Total area	No change	35 square kilometers (13.5 square miles)		None
Drilling - no. of auger drill holes and total meters	No change	184 holes totaling 2,426 meters (winter season December - April)	90 holes totaling 811 meters (winter season December - April)	None
Ownership	No change	100%		New acquisition in 2006

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

Plan for year-ended February 28, 2007

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

SPICE PROJECT

Mineral target

Gold

Overview

The Spice Project has moved to a drill ready stage of exploration. As of February 28, 2006, the Spice Project consists of 32 mineral claims totaling 6.7 square kilometers (2.6 square miles).

History and geology of the property

The property is located 28 kilometers east of Ross River and 8 kilometers south of the North Canol Road in the Watson Lake mining district, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

The property has only been explored since 2000, when a regional geochemical survey conducted by the Yukon Geological Survey, Yukon Government, identified strong, coincident gold, silver and epithermal pathfinder elements. Follow-up geochemical sampling identified an open-ended anomalous zone and samples assayed up to 13.9 grams/tonne gold. An IP chargeability high and resistively low coincides with the highest geochem values.

Company progress and year-over-year comparison
	Quarter1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change for 2006 year-end to May 31, 2006
Total claims	51	32	0	19 additional claims or 59.4%
Total area	10.9 square kilometers or 4.2 square miles	6.7 square kilometers (2.6 square miles)	0	Increase in area of 62.7%
Drilling - no. of diamond drill holes and total meters	No change	0	0	0
Ownership	No change	Exclusive option for up to 75% ownership.	0	New acquisition in 2006

Plan for year-ended February 28, 2007

A 2006 staking initiative on the Spice Project will increase the land base. The property is drill ready and a diamond drilling program of identified targets will proceed in the Fall.

The target is a low-sulphidation epithermal style gold deposit hosted by rhyolite, similar to the Grew Creek property 60 kilometers to the west. The Grew Creek property is currently being explored by another exploration company with an ongoing drilling program.

ULTRA PROPERTY

Mineral target

The two targets include base and precious metals. This includes VMS zinc-copper-silver-gold and polymetallic nickel-copper-platinum-palladium-gold.

Overview

The Ultra Project has moved to a drill ready stage in exploration. Following additional staking in the Fall of 2005, the Ultra Project consists of 404 mineral claims totaling 82 square kilometers (31.7 square miles).

History and geology of the property

The property is located in the Kluane Mountains, 42 kilometers northwest of Haines Junction, Yukon Territory, Canada, only 140 kilometers from a deepwater port. Only 10 kilometers west of the Alaska Highway, it is accessible by rough gravel road. It is near the former nickel - platinum operating Wellgreen Mine and an area optioned recently by Falconbridge Limited (a leading producer of copper and nickel with investments in zinc). Ultra is also in the same geological zone as the world-class zinc-copper-gold Windy Craggy deposit in northern British Columbia.

Company progress and year-over-year comparison
	Quarter 1 ending May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 1 to May 31, 2006
Total claims	No change	404 claims	0	None
Total area	No change	82 square kilometers	0	None
Drilling	No change	0	0	None
Surface trenching and sampling	No change	86 rock and soil samples	0	None
Ownership	No change	exclusive option for up to 75% ownership	0	None

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

Plan for year-ended February 28, 2007

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

Company progress and year-over-year comparison
	Q1 to May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 1 to May 31, 2006
Total claims	No change	205 claims	0	None
Total area	No change	67.3 square kilometers	0	None
Drilling - no. of auger drill holes	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	No change	8 trenches totaling 1128 cubic meters, 12 test pits, 52 rock samples, 333 soil samples	0	None
Assay analysis	No change	36 rock samples, 333 soil samples	0	None
Ownership	No change	Exclusive option for up to 75%	0	None

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

Plan for year-ended February 28, 2007

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

Company progress and year-over-year comparison
	Q1 to May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 1 to May 31, 2006
Total claims	No change	115 claims	114 claims	None
Total area	No change	6.9 square kilometers	6.5 square kilometers (estimate)	None
Ownership	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

Exploration results and mineral resource assessment

The property has known placer gold potential. However, the company has not itself conducted substantive exploration work to date.

Plan for year-ended February 28, 2007

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

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

Reports on Form 8-K: No current reports were filed during the quarter ended May 31, 2006:

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date  July 14, 2006

By:

Hans Boge, President