Form 10QSB
period 2006-08-31
KLONDIKE STAR MINERAL CORP
filed 2006-10-10
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [x] Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [x]No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 27,462,782 shares of common stock, both $0.0001 par value outstanding as of August 31, 2006

Transitional Small Business Disclosure Format (check one): [ ]Yes [x] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

August 31, 2006

KLONDIKE STAR MINERAL CORPORATION

August 31, 2006

TABLE OF CONTENTS

FINANCIAL STATEMENTS

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

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

STATEMENT OF CASH FLOWS

The accompanying condensed notes are an integral part of these interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Klondike Star Mineral Corporation (hereinafter "the Company") is engaged in mineral exploration in the Yukon Territory, Canada. The Company was originally incorporated in 1999 under the laws of the State of Delaware. The Company was also registered in the Yukon Territory, Canada effective June 22, 2004. The Company maintains its head office in Whitehorse, Yukon Territory, Canada.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

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

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $5,049,000 for the six months ended August 31, 2006 and has an accumulated deficit of approximately $46,525,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $11,000,000 for fiscal year ending in 2007. The Company has approximately $4,429,000 in cash at August 31, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation:
	Cost	Accumulated Depreciation	Net Book Value August 31, 2006	Net Book Value February 28, 2006

Depreciable Capital Assets:
Movable structures	$ 918,989	$ 161,288	$ 757,701	$ 579,123
Leasehold improvements	405,613	110,733	294,880	207,178
Vehicles	361,332	100,696	260,636	137,185
Equipment	227,008	73,109	153,899	107,618
All-terrain vehicles	123,606	56,556	67,050	49,322
Trailers	112,369	25,655	86,714	24,290
Heavy equipment	93,597	4,680	88,917	-
Computer equipment	36,872	17,735	19,137	19,854
Computer software	19,333	8,346	10,987	7,792
Furniture and fixtures	15,348	4,234	11,114	8,523
Pack horses	18,057	5,620	12,437	14,242
Total Depreciable Assets

Non Depreciable Capital Assets:
Gold samples	56,010	-	56,010	56,010
Total Capital Assets	$ 2,388,134	$ 568,652	$ 1,819,482	$ 1,211,137

Total depreciation expense for the six months ending August 31, 2006 and 2005 is $243,969 and $138,099 respectively.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing, and are due on demand. Related party payables totaled $136,475 and $14,465 at August 31, 2006 and February 28, 2006, respectively. During the six months ended August 31, 2006 the Company included in Mineral exploration expense $563,310 ($87,295 for the six months ended August 31, 2005) in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value.

Effective June, 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse ("the Owner"), for the shelter of pack horses and an office. The right of occupancy term is five years, renewable yearly thereafter. Rent is $1 per month. Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company's sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company. At the expiration of the lease, the Owner is obligated to pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly installments.

Leaseholds improvements, which total approximately $406,000 as of August 31, 2006, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At August 31, 2006 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At August 31, 2006 and February 28, 2006, the Company had 27,462,782 and 25,202,800 shares of common stock outstanding, respectively.

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

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

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

During the six months ended August 31, 2006, the Company sold through private placements 2,259,982 common shares and warrants at $2.75 per unit for total net cash proceeds of $5,370,284

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $1,625,615.

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue up to 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. The following assumptions were made to value the warrants for the six months ended August 31, 2006; risk-free interest rate of 4.5%; volatility of 31%; life of one year; no dividends.
	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.5 years	$ 3.50
Issued	2,259,982	0.7 years	3.50
Exercised	-		-
Rescinded or expired	-		-
Outstanding and exercisable, August 31, 2006	3,559,982	0.6 years	$ 3.50

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended February 29, 2004, the Company's board of directors approved the Stock Compensation Plan, subsequently renamed the "2003 Stock Incentive Plan for Employees" ("the 2003 plan") to allow up to 2,800,000 shares of company stock to be issued. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. With a duration of 10 years, the plan may be modified without shareholders' approval. In 2005, the Company amended the 2003 Stock Incentive Plan for Employees, and authorized a post-effective amendment to the Statement of Form S-8 Securities.

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

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

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

During the six months ended August 31, 2006, the Company granted options to employees to purchase a total of 250,000 shares of common stock at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $437,500. The Company also granted options to consultants to purchase a total of 100,000 shares of common stock at $2.50 per share and recognized $175,000 compensation expense during the six months.

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

Following is a summary of the status of the stock options during the six months ended August 31, 2006:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$ 1.00	-	$ -	1,200,000	$ 1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at August 31, 2006	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at August 31, 2006	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the six months ended August 31, 2006		$ 1.75		$ -		$ 1.75

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company agreed to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At February 28, 2006, no shares had been issued on account of this agreement. During the period ended August 31, 2006, the Company modified the agreement to grant stock options in lieu of shares.

During the year ended February 28, 2006, the Company approved the granting of 300,000 share options at $2.50 per share for future investor relations services.

During the year ended February 28, 2006, the Company issued a private placement memorandum to issue 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. As of August 31, 2006 the Company has sold 3,559,987 units.

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

1,000,000 shares at $3.50 by January 25, 2007
1,000,000 shares at $4.50 by January 25, 2008
1,000,000 shares at $5.50 by January 25, 2009
1,000,000 shares at $6.50 by January 25, 2010

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933. As of August 31, 2006, the Company has not received any of the expected consideration related to this agreement. Therefore the Company has deemed this agreement to be closed. Although this agreement has a history of modification, the Company would expect probable future negotiations but has no expectations that consideration and proceeds from such modified agreement will be immediately forthcoming.

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

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

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

During the quarter ended August 31, 2006, the Company entered into an agreement with JAE Resources Ltd to acquire a 100% option on certain quartz claims within the Klondike region, Yukon Canada, with future cash payments of $35,000 CDN by May 31, 2007; $50,000 CDN by May 31, 2008; $60,000CDN by May 31, 2009; $80,000 CDN by May 31, 20101; and work commitments totaling $300,000 CDN on the property before May 31, 2011. The Company is required to pay a royalty equal to 3% of net smelter returns.

During the quarter ended August 31, 2006 the Company entered into an agreement with joint ventures collectively referred to as 19651 Yukon Inc. to acquire an option for a 49% interest in certain placer properties within the Klondike region, Yukon Canada. The option agreement requires future annual payments of $7,875 CDN by June 29 for the years 2007 to 2010. The Company is entitled to charge a 15% administration fee on certain exploration work incurred on the properties.

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

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condenses Notes to the Financial Statements

August 31, 2006

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the quarter ended August 31, 2006, the Company entered into an agreement to acquire certain diamond drilling equipment for approximately $152,000 CDN ($137,000 US). The Company has made a deposit equal to 1/2 of the contracted purchase price.

Management's Discussion and Analysis

As of August 31, 2006, Klondike Star Mineral Corporation is an established exploration and development company actively working on eight major properties, totaling 463 km2 or 179 mi2 in the Yukon, located in the northwest corner of Canada. The Company is developing extensive surface and subsurface mineralized zones on a 370 km2 or 143 mi2 land position underlying the site of the world-renowned Klondike gold producing region. These holdings include, but are not limited to, properties known as the Lone Star Project and the Indian River Placer Project.

Additionally, the Company holds strategic interests in 93 km2 or 36 mi2 of select high potential targets for gold, base and precious metals in the Watson Lake and Whitehorse mining districts of the Yukon. These include properties known as the Spice Project in the Watson Lake Mining District and the Ultra Project in the Whitehorse Mining District.

Description of the Business

From inception as a mineral exploration stage and development enterprise in December 2003, the Company has acquired mineral properties, negotiated joint ventures, established financing arrangements, and planned and conducted exploration activities.

Mineral exploration and mine development includes such activities as conventional prospecting, geological/geophysical surveys, and research; as well as excavation; diamond and auger drilling; analysis of core, soil, mini and bulk samples; milling and testing of processing technologies, resource assessment, scoping studies and environmental monitoring for potential mine development.

Klondike Star Mineral Corporation is listed on the NASD:OTCBB trading under the symbol "KDSM".

Second Quarter Performance

Highlights of the quarter-ended August 31, 2006 include:

Operational

- Expanding the Dominion Project by 92 mineral claims totaling 22.4 km2 or 8.6 mi2 thereby increasing mineral claims since year-end February 28, 2006 by 105% and increasing the land position by 100%;

- Acquiring a 49% ownership interest and operational management of a strategic block of 29 placer gold mineral claims in the heart of the Indian River Placer Project increasing total claims by 16% and the land position by 5.7%;

- Preparing for the release of the first of a series of Lone Star Project diamond drilling results early in the third quarter;

- Constructing expanded facilities at the Eldorado exploration complex that supports most of the projects in the Klondike Region;

- Completing a plan to purchase new, flyable diamond drilling rigs and recruit dedicated crews, thereby managing a risk for planned and future exploration objectives;

- Commencing the planned exploration program on the Ultra Project with an expanded prospecting and geology team;

- Procuring a fabricated 5' diameter trommel for planned bulk sampling and testing of processing technologies at the Indian River Placer Project;

- Re-assuming management and operating responsibility for the Eldorado Placer Project;

- Mobilizing and supporting the largest exploration program in the company's history with about 60 employees, supplemented by various local contractors, consultants and suppliers, while maintaining a positive health and safety and environmental record throughout the quarter.

Financial

- Unaudited loss from continuing operations for the six months ending August 31was approximately $5,049,000 (loss of $0.20 per share) (August 31, 2005 - approximately $3,147,000 loss from continuing operation and $0.14 loss per share) and cash used in operating activities for the six months ended August 31, 2006 was approximately $3,603,000 ($0.14 per share) compared with approximately $2,539,000 and $0.11 per share for the six months ended August 31, 2005;

- During the second quarter, the Company issued $3,139,000 of common stock and warrants for cash, net of commissions and related expenses, which was used to finance working capital for current exploration activities;

- The significant increase in loss from operations from the prior year is due to increased exploration activities on an increased number of projects, with an increased scope of activities.

- The changes in cash flow used in operations from August 2005 to August 2006 are related to the increased number of exploration projects underway in the second quarter ending August 31, 2006 and the scope of activities on certain of the projects as compared to August 31, 2005.

Financial indicators
	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005
Total expenses	$ 3,178,703	$ 1,919,967	$ 8,778,272	$ 3,037,382
Net loss from continuing operations	$ 3,190,774	$ 1,858,580	$ 8,741,926	$ 2,952,975
Cash raised by financing activities	$ 5,370,284	$ 2,231,220	$ 8,068,568	$ 3,121,651
Cash used in operating activities	$ 3,602,745	$ 1,052,121	$ 5,610,326	$ 2,375,184
Cash and cash equivalents on hand	$ 4,429,401	$ 4,529,600	$ 3,514,176	$ 2,106,580
Net loss per common share: Basic and Diluted	$ (0.12)	$ (0.07)	$ (0.39)	$ (0.14)
Weighted average number of common shares outstanding: Basic and diluted	26,764,789	25,310,800	22,562,923	20,631,975
Cash dividends declared per common share	Nil	Nil	Nil	Nil
Property, plant and equipment, net	$ 1,819,482	$ 1,273,323	$ 1,211,138	$ 412,387
Long-term debt	Nil	Nil	Nil	Nil
Shareholders' equity	$ 5,545,561	$ 5,597,271	$ 4,612,131	$ 2,507,879

Investor relations indicators
	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end through Q2 ended August 31, 2006
Common shares issued and outstanding	27,462,782	26,192,800	25,202,800	21,779,800	Increase of 2,259,982 or 9%
Restricted shares	8,532,404 or 31.1%	16,842,828 or 64%	18,025,906 or 71.5%	16,430,906 at August 31, 2005	Decrease of 9,493,502 or 52.6%
Free trading shares	18,930,378	9,349,972	7,176,894	6,626,894 at August 31, 2005	Increase of 11,753,484 or 163.8%
Warrants outstanding	3,559,982	2,280,000	1,300,000	50,000	Increase of 2,259,982 or 173.8%
Share price range	Average monthly range of $3.52 - $3.79	Average monthly range of $3.13 - $3.73	Average monthly range of $2.75 to $3.40	Average monthly range of $3.03 to $3.68	Not applicable
Share volume monthly high	3,059,070	4,223,025	2,359,551	729,450	Not applicable
Shareholders	About 5,900	About 5,470	About 4,200	About 950	Increase of 1,700 or 40.5%
Share options authorized and unexercised (total in reporting period)	No change	1,580,000 authorized and issued and 400,000 authorized	1,230,000 authorized and issued and 400,000 authorized	1,200,000 authorized	350,000 authorized and issued

Share price over 2.75 years

(Source: Bell Globemedia Publishing Inc. 2006)

Ownership of mineral rights and resources
Project	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Lone Star	No change	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Eldorado Placer	No change	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Indian River Placer	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	No change	100%		Acquisition of 49% ownership of 29 claims in Q2
Indian River Conglomerate	No change	No change	Exclusive option to acquire 75%		None
Spice	No change	No change	Exclusive option to acquire 75%		Project expanded through staking in Q1
Ultra	No change	No change	Exclusive option to acquire 75%		None
Dominion	-100% ownership of 148 claims - 55% ownership of 112 claims with exclusive option to purchase 75% - exclusive option to purchase 100% of 56 claims - exclusive option to purchase 100% of 29 claims	-100% ownership of 56 claims - 55% ownership of 112 claims with exclusive option to purchase 75% - exclusive option to purchase 100% of 56 claims - exclusive option to purchase 100% of 29 claims			New acquisitions in Q1 (85 claims) and Q2 (92 claims)
Bonanza	No change	100%			New acquisition in Q1

Future financial condition

Management expects to sustain continued growth in exploration financing, as well as property acquisitions increasing the mineral rights and resources owned by Klondike Star Mineral Corporation.

Since 2003, the Company has raised capital successfully by way of private placements. Through recent placements and warrants, the Company expects to have the resources necessary to expand its exploration program, acquire new properties and move ahead with mining feasibility planning and development. The Company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future. Commencing a placer operation on the Indian River Placer Project would create a positive cash flow and change the status of the company to that of a producer.

Company policy is to expense mineral rights acquisitions and exploration activities to prove up resources and reserves as mineral exploration expenditures. At year-end, the Company owns the right to explore 394 km2 or 152.1 mi2 of mineral claims and leases. At the first quarter ended May 31, 2006, the Company owns the right to explore 439 km2 or 169.2 mi2 of mineral claims and leases. At the second quarter ended August 31, 2006, the Company owns the right to explore 463 km2 or 179 mi2 of mineral claims and leases.

The mineral exploration industry is often cyclical, based upon the price of commodities and the demand for certain metals. The Company considers that it has entered this business at a time that is favorable within a long term commodity inflation cycle, and that it can sustain an enterprise in the field of mineral exploration and mining production.

Industry and economic factors affecting performance

The outlook for resource industries is becoming positive, as higher commodity prices result in a return to profitability for corporations, particularly in the mines and metals sector. As well, major mining companies are affected by depletion of their reserves and resources, raising concerns about shortages of metals for the future.

The outlook for gold is currently favorable, due to the present supply/demand deficit. Management is of the current opinion that the condition of declining world gold mine output may not find relief until approximately 2011, when enough new mines can come on-stream to overcome the depletion of existing mines.

The increasing price of gold and precious metals may result in a new area of favorable economics in the mining industry. At a time when gold was averaging $390, subject to certain assumptions, management considered that 1 gram of gold per tonne of ore may be sufficient to achieve profitability, provided sufficient scale under specific conditions.  If the future price of gold maintains current higher levels, it could mean a new understanding of the threshold of economics for large-scale gold mining operations.

The normal cyclical nature of a metals cycle is often a boom/bust scenario, often with a 5 year average. Characteristically, major mining companies do not make capital investment at the top of these cycles, rather at the bottom. Major mining companies are investing heavily, and repositioning through the acquisition of other companies and properties, as if this is going to be an extended long-term cycle. This suggests long-term demand for copper, zinc and particularly gold.

During the first half of fiscal 2007, the generally sustained strength of the Canadian dollar relative to the U.S. dollar continued to reduce the exchange gain on the value of the total expenditures made on company properties in Canada relative to prior years.

Risk factors including operational, environmental and regulatory requirements

The Company began active operations in 2004 as a mineral exploration company. Although the mineral properties acquired have had substantial funds spent on geological and geophysical research, exploration and development, including infrastructure such as roads, exploration facilities, core shack and bulk sampling test plant, the company expects to incur significant additional development, exploration and communication expenses in connection with the business. To date, the Company has generated no revenue. It is expected the company will continue to incur operating losses for the foreseeable future, and the company may never achieve or sustain profitability.

Mineral exploration and development involves a high degree of risk, and few properties which are explored are ultimately developed into producing mines. Company properties are still in the developmental and testing stages, and may never reach a production stage. The company's revenue model is dependent upon identifying and accessing viable ore bodies that can prove feasible for production.

A practical operational risk factor relates to the timely availability of necessary skills and resources through recruitment, contracting or joint ventures. Although Klondike Star has and continues to invest proactively in solutions to these risks, one risk that is pervasive in the mineral exploration industry relates to the shortage of experienced diamond drillers in North America. Demand is outstripping qualified supply of these technical services so essential to advancing the understanding of potential mineral resources. Klondike Star requires diamond drilling capability on a timely basis for the Lone Star Project, the Ultra Project and the Spice Project currently. Requirements may further increase in the future as the Dominion Project achieves drill-ready status.

Health and safety for employees and contractors is a known risk factor for any mineral exploration and development business. The company has established policy, guidelines, implementation plans and employs industry best practices to address this risk effectively and efficiently. Klondike Star Mineral Corporation has an uncompromising commitment to superior safety performance and a healthy work place.

During the second quarter, Management and the joint employer/employee Health and Safety Committee implemented a variety of initiatives pursuant to the Company's annual health and safety action plan. Measures taken include introduction of mandatory participation of employees and designated contractors in the national Passport to Safety Program (knowledge assessment and certification), implementation of a first-aid training incentive increasing the number of employees with standard and industrial first aid certification, improvements in personal protective equipment practices, complete review and updating of first aid equipment and emergency response capability in the Klondike, co-chair training and start-up of the joint Health and Safety Committee, commencement of a program to phase-in mandatory All-Terrain Vehicle and off-road 4x4 driver training and national certification, bear safety awareness, and construction of a fitness and recreation centre.

Company policy is based on the view that solid environmental performance within a sustainable development approach is a leading indicator of a well-managed, efficient and competitive corporation acting in the best interests of its business, its shareholders, its employees and the communities in which it operates.

During the second quarter, Management, with the services of an external specialist, reviewed and addressed fuel-related environmental risks, identified and cleaned-up two contaminated sites, updated fuel tank labeling and the fuel-spill emergency response plan for the Lone Star Project. Improvements were made in appropriate waste management practices and recycling. The process of phasing in environmental excellence in exploration best practices commenced, along with the third season of environmental monitoring on the Lone Star Project. A wind energy resource monitoring station was installed as part of a scoping study to identify feasible renewable energy options for potential mine development.

The company also relies upon various mining land use permits and water licenses to operate and grow the business. As the regulatory agencies change and introduce new requirements, the company may incur difficulties in acquiring such permits and licenses in the future, which could adversely affect future development of the Company's properties. The J.A.E. claim block acquired as an expansion of the Dominion Project during the second quarter came with an existing mining land use permit. The Indian River placer properties acquired in the second quarter came with the benefit of both mining land permits and water use authorization.

Corporate governance matters

During the year-ended February 28, 2006, the Board of Directors and management strengthened corporate governance through the establishment of charters and guidelines for the Board of Directors, a new Audit Committee and a new Environment, Health and Safety Committee. The company developed and adopted new bylaws, new policies and introduced rigorous management practices, including the Code of Business Conduct and Ethics. In the first quarter ended May 31, 2006, action plans were developed and approved for implementation of the Health and Safety Policy and the Environment and Sustainable Development Policy.

The Audit Committee met during the second quarter to address the first quarter 10-QSB filing, examples of the next phase of planned shareholder and potential investor information materials, and plan agendas for meetings during the balance of the fiscal year.

Early in the second quarter, the 2006 Year-End Report & Project Development Update was issued, followed by the First Quarter Report 2006 ending May 31, 2006.

Exploration and development projects overview

During the second quarter ended August 31, 2006, following mineral claim acquisitions in the first quarter, Klondike Star formally announced two new exploration projects, known as the Dominion Project and the Bonanza Project.

The company is in the process of implementing active field exploration programs on six of eight projects. The recently acquired Bonanza Project is in an information gathering stage. The Eldorado Placer Project was previously optioned to an experienced placer miner and that was expected to continue. A review during the second quarter culminated in the cancellation of that arrangement. This project is not currently active.

The exploration complex at Eldorado Creek that serves Klondike operations has been expanded and improved with the construction of additional facilities. The camp can now accommodate 65 workers - up from 50, and is supported by a new fitness and recreation centre and enlarged kitchen and dining facilities. The infrastructure for the stand-alone satellite camp serving the Dominion Project was enhanced with the addition of a dedicated office facility and a site selected for a fixed camp as the first steps in a step-by-step plan to establish a full-scale exploration complex next year.

Management completed an assessment of options for increasing the company's capacity to meet its planned and future diamond drilling requirements. A decision was taken to investigate acquiring newly constructed, flyable diamond drilling rigs and hire and train local crews on a phased basis. This initiative is anticipated to give Klondike Star more capacity, flexibility and control over its drilling programs. These resources would be in addition to those currently provided by another supplier.

Klondike Star is continuing to work towards industry-standard mineral resource assessments and scoping studies for the Lone Star and Indian River Placer projects.

Mineral rights indicators
Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Exploration projects
8	8	6	2	Increase of 2 projects - Dominion and Bonanza
Quartz mining claims
2357	2265	1921	1753	Increase of 436 or 22.7%
Total area of quartz claims and crown grants
419.1 km2 or 161.9 mi2	397 km2 or 153 mi2	352 km2 or 135.9 mi2	239 km2 (estimate) or 92.3 mi2	Increase of 67.1 km2 or 26 mi2 or 19%
Placer mining claims
329 plus 43 miles of leases	No change	300 plus 43 miles of leases	114 plus 60 miles of leases	29 claims or 9.7%
Total area of placer claims and leases
43.9 km2 or 17 mi2	No change	42 km2 or 16.2 mi2	21 km2 or (estimate) or 8.1 km2	Increase of 1.9 km2 or 0.8 mi2 or 4.5%

Mineral resources and reserves
Project	Q1 ended May 31, 2006 and Q2 ended August 31	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Lone Star	Summer/fall diamond drilling results to be released on a phased basis commencing in third quarter	Following diamond drilling program and bulk sampling program, extensive mineralized area with large tonnage, low grade gold resource augmented by higher grade zones currently being reviewed for inferred and possibly indicated levels of assessment	Refer to the published 2004 assessment at www.klondikestar.com under Mineral Exploration section on reports (2005)	None
Indian River Placer	Summary exploration information results released by Press Release, June 13, 2006	Following winter auger drilling program, extensive mineralized area currently being reviewed for inferred and indicated levels of assessment		None
Dominion	Area covers several mineralized vein systems; some shafts/long tunnel; drilling, soil geochemistry and trenching; broad zones of disseminated mineralization not yet examined in detail			New acquisition
Bonanza	Surveys have identified several targets with potential for hosting large tonnage, primary gold mineralization			New acquisition
Spice	No change	Surveys have identified targets for drilling	New acquisition	None
Ultra	No change	Surveys have identified targets for drilling	New acquisition	None
Indian River Quartz	No change	Extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, geochemical surveys completed	Exploration history and results being compiled	None
Eldorado Placer	No change	No change	Area has longstanding history of placer gold production	None

Operational indicators
	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Exploration and development stage by project (Footnote 1)
Lone Star	No change	No change	Advanced exploration, additional staking and scoping study initiated	Intermediate exploration	Diamond and auger drilling, bulk sampling, geophysical survey in progress
Indian River Placer	No change	Scoping study initiated	Advanced exploration and staking	Intermediate exploration	Scoping study initiated, sites prepared and bulk sampling and technology processing testing in progress in Q2
Dominion	Intermediate exploration, additional staking and property acquisition	Property acquisition			New project and major exploration program of soil sampling, trenching, bulk sampling, identification of drill targets initiated in Q2
Bonanza	No change	Property acquisition			New project, initial information gathering and consolidation initiated
Spice	No change	Additional staking	Property acquisition and drill ready		Preparations made for drilling in fall
Ultra	No change	No change	Property acquisition, ground and airborne geophysical surveys, staking and drill ready		Modified exploration program in progress; drilling deferred due to unavailability of diamond drilling capability and shortage of skilled labor
Indian River Conglomerate	No change	No change	Early exploration	Property acquisition	Exploration program in progress
Eldorado Placer	No change and project repatriated	No change	Property optioned to joint venture		No change and project under review
Drilling
Diamond drill holes and total meters (feet)	17 holes totaling 2,100 meters or 6,890 feet	No change	32 holes totaling 4,830 meters or 15,846 feet	0	Planned program in progress; total drilling may not achieve original target due to unavailability of diamond drilling capability and shortage of skilled labor
Auger drill holes and total meters (feet)	Not available	No change	184 holes totaling 1,615 meters (5,299 feet)	90 holes totaling 811 meters (2,661 feet)
Surface trenching and sampling
	Trenching not available, 1095 rock samples, and 1,592 soil samples	No change	3,986 meters (13,077 feet) trenching, 551 trench samples, 300 rock samples, 57 bulk chip samples, 388 soil samples	1,300 meters (4,265 feet) trenching, 1,024 rock samples, 1,165 soil samples	Rock and soil sampling has increased significantly on Lone Star and Dominion projects
Assay and other analysis
	1,883 core samples shipped for assay	No change	5095 core samples from drilling, core fire assays (first round) at 1250, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	The threshold for assay requirements has been adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Health and safety incidents
	1 incident with no injury or lost time	1 incident involving an geophysical exploration contractor	2 vehicle accidents, no injuries or lost time	2	1 contractor incident in Q1 and 1 employee incident in Q2
Environmental incidents
	0	0	0	0	0

Footnote 1: Definitions of exploration stage

Where a project fits on the spectrum of exploration and development is in part a matter of judgment exercised by management;

Early stage exploration - grass roots prospecting, mapping, analysis of regional/site geology, trenching and chip sampling, staking of claims possibly with a few holes drilled with useful results;

Intermediate stage exploration - exploration continues including mini-bulk sampling, soil chemistry, geophysical surveys and analysis as appropriate with more holes drilled with useful results;

Advanced stage exploration - full-scale bulk sampling, mineral assessment establishes resource development potential, scoping or pre-feasibility study completed or nearing completion with positive results, environmental baseline research and assessment in progress;

Early development - bulk sampling and test mining, on-site testing of processing technology for throughput and mineral recovery; decision made to proceed with pre- or full feasibility study in progress or completed; scoping of environmental assessment and permitting completed and necessary steps initiated;

Development - environmental assessment completed, permits obtained, financing lined up, construction to begin in the next 6 - 12 months; or mine under construction through commissioning;

Production - operating mine with sales and revenue.

LONE STAR PROJECT

Mineral target - Gold

Overview

The Lone Star Project is an advanced stage exploration property that is being studied for mine development. The Project consists of 1056 mineral claims and crown grants totaling 152 km2 or 58.7 mi2. Lone Star is the largest project of the company's six in the gold producing Klondike region of Yukon, Canada.

Location

The Lone Star Project is located 20 kilometers from Dawson City and is accessible by summer maintained, graded gravel roads linking with the Klondike Highway. The property is situated in the Tintina Gold Belt spanning Alaska and the Yukon that includes producing mines, major deposits and exploration properties.

History and geology of the property

First assembled by Canadian mine-finder Richard Hughes, the initial 500 mineral claims in the Klondike (now called the Lone Star Project) were optioned to Klondike Star Mineral Corporation in December 2003. It is the site of the former producing Lone Star Mine (1912-14) and decades of previous exploration.

Company progress

Since acquiring the property, Klondike Star Mineral Corporation has become the majority owner and operator, increased the size of the project from 500 to 1056 mineral claims and crown grants, constructed a 65-person camp complex and bulk sampling test plant infrastructure on site, and completed extensive soil, chip and bulk sampling, as well as drilling, processing, and assay analysis.

On-site exploration infrastructure includes living accommodation, kitchen, dining and fitness facilities, a bulk sampling test plant, core shack, ancillary buildings and tent frames. A gravel airstrip exists on the claim block at Eldorado Creek just below the main exploration facility.

	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 2 ended August 31, 2006
Total claims and crown grants	No change	No change	1056	500	None
Total area	No change	No change	152 km2 or 58.7 mi2)	100 km2 estimated or 38.6 mi2	None
Drilling - no. of diamond drill holes and total meters	17 holes totaling 2,100 meters or 6,890 feet	No change	32 holes totaling 4830 meters or 15,846 feet	0	Planned program in progress; total drilling may not achieve original target due to unavailability of diamond drilling capability and shortage of skilled labor
Auger drilling - no. of holes and total meters	Not available				Auger drilling introduced for first time in Q2
Surface trenching and sampling	Trenching not available, bulk samples not available, 470 rock samples, and 134 soil samples	No change	14 trenches totaling 2858 m3 (3,738 yd3), 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3 (1,700 yd3), 1,024 rock samples, 1,165 soil samples	Rock sampling has increased
Assay and other analysis	1,883 core samples shipped for assay	No change	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	The threshold for assay requirements has been adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Ownership	No change	No change	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

Exploration results and mineral resource assessment

Exploration results and professional analysis to date indicate the Lone Star Project represents an extensive mineralized area with a large tonnage, low grade gold resource augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development.

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

The Company anticipates being in a position to release the first of a series of second quarter diamond drilling results commencing in the third quarter.

Status of the plan for year-ended February 28, 2007

The 2006 summer exploration program will run through October as planned. Diamond drilling, bulk sampling, as well as a major geophysical survey are proceeding alongside a scoping study to determine further delineate the potential mineral resource/reserve and assess the economic viability of the mineral deposit.

The work plan includes a drilling program currently in progress. This will further delineate the extent of the known gold bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup, and the Nugget zone above Oro Grande Gulch. Due to lack of diamond drilling capability including skilled labor, diamond drilling has not kept pace with the target of 11,000 meters and steps are being taken to address this. Plans are being completed to acquire a company owned and operated drilling capability that could be operational early in the third quarter. The intention of completing one or more deep drill holes to extend resource analysis to depths beyond 500 meters has been deferred. Active consideration is being given to, and drill targets are being identified for, an extended diamond drilling season running through December.

New infrastructure, including a camp accommodation annex, a fitness and recreation centre, and expanded kitchen and dining facilities have been constructed in the vicinity of the Eldorado Camp.

INDIAN RIVER PLACER PROJECT

Mineral target - Gold

Overview

The Indian River Placer Project is an advanced stage exploration property. It is located 40 kilometers from Dawson City in the heart of the Klondike gold producing region of the Yukon, Canada. During 2006, bulk sampling and testing of processing technologies are proceeding alongside the initiation of a scoping study to determine the economic viability of the mineral deposit and facilitate expedited planning and decision-making.

History and geology of the property

The Indian River Placer Project consists of 214 mineral claims plus 17 leases, totaling 37 km2 or 14.3 mi2. The Indian River is emerging as one of the most active areas of new investment and productive placer mining in the Klondike region. Klondike Star Mineral Corporation holds 100% ownership of 185 claims and 17 leases, as well as 49% interest in 29 additional claims acquired in the second quarter.

Company progress and year-over-year comparison
	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 2 ended August 31, 2006
Total claims	214 claims and 17 leases	No change	185 claims and 17 leases		Increase of 29 claims or 16%
Total area	37.0 km2 (14.3 mi2)	No change	35 km2 (13.5 mi2)		Increase of 2 km2 (0.8 mi2) or 5.7%
Drilling - no. of auger drill holes and total meters	Not available	No change	184 holes totaling 2,426 meters or 7,959 feet (winter season December - April)	90 holes totaling 811 meters or 2,661 feet (winter season December - April)
Ownership	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	No change	100%		Addition of 49% ownership in block of 29 claims

Exploration results and mineral resource assessment

The Indian River Placer Project is an advanced stage exploration property. During the recent winter drilling program, the company completed 184 holes (double the 2005 drilling) for a cumulative total of 274 holes or 2,426 meters (7,959 feet). Two winter drilling programs have been completed and the plan is to shift from winter exploration to bulk sampling, test mining and pre-production business planning.

The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

Status of plan for year-ended February 28, 2007

The Company is moving ahead with test mining and business planning on this placer gold property. Exploration efforts have shifted to a new phase, with new expenditures on a summer exploration, bulk sampling and test processing program building on last winter's drilling and exploration activities. The objective is to develop a large-scale placer mine.

2006 summer bulk sampling and test processing are being conducted on three or more high-potential sites prepared for this purpose through stripping, clearing and permitting. Additional upgrading of the access road has been completed, a camp set-up, and further stripping of bulk sample test sites undertaken.

Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. The goal is to obtain comparative analysis of throughput and gold recovery.

After careful evaluation, the company is deploying one of two short-listed processing technologies. The plan remains to refine the best approach for possible production through testing of both technologies, subject to delivery of the second, dry-separation equipment which is on order. The dry-separation technology is used in mining operations elsewhere in the world in similar conditions; the other is a conventional trommel system used extensively in the Klondike (and in similar geological circumstances in New Zealand) that is particularly suited to conditions along the Indian River. A trommel has been acquired and delivered to site.

SPICE PROJECT

Mineral target - Gold

Overview

The Spice Project has moved to a drill-ready stage of exploration. As of August 31, 2006, the Spice Project consists of 51 mineral claims totaling 10.9 km2 or 4.2 mi2.

History and geology of the property

The property is located 28 kilometers east of Ross River and 8 kilometers south of the North Canol Road in the Watson Lake mining district, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

Exploration results and mineral resource assessment

The property has only been explored since 2000, when a regional geochemical survey conducted by the Yukon Geological Survey, Yukon Government, identified strong, coincident gold, silver and epithermal pathfinder elements. Follow-up geochemical sampling identified an open-ended anomalous zone. Samples assayed up to 13.9 grams/tonne gold. An IP chargeability high and resistivity low coincides with the highest geochem values.

Company progress

	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change for 2006 year-end to Q2 ended August 31, 2006
Total claims	No change	51	32	0	19 additional claims or 59.4%
Total area	No change	10.9 km2 or 4.2 mi2	6.7 km2 or 2.6 mi2	0	Increase in area of 62.7%
Drilling - no. of diamond drill holes and total meters	No change	No change	0	0	0
Ownership	No change	No change	Exclusive option for up to 75% ownership	0	New acquisition in 2006

Status of plan for year-ended February 28, 2007

A first quarter 2006 staking initiative on the Spice Project increased the land base. The property is drill ready and a diamond drilling program of identified targets will proceed in the fall. The target is a low-sulphidation epithermal style gold deposit hosted by rhyolite, similar to the Grew Creek property 60 kilometers to the west.

ULTRA PROPERTY

Mineral target - Base and Precious Metals

Overview

The Ultra Project has moved to a drill-ready stage in exploration. Following additional staking in the fall of 2005, the Ultra Project consists of 404 mineral claims totaling 82 km2 (31.7 mi2).

History and geology of the property

The property is located in the Kluane Mountains, 42 kilometers northwest of Haines Junction, Yukon, Canada, about 140 kilometers from a deepwater port. 10 kilometers west of the Alaska Highway, it is accessible by rough gravel road. It is near the former nickel - platinum operating Wellgreen Mine and an area optioned recently by Falconbridge Limited (a leading producer of copper and nickel with investments in zinc). Ultra is also in the same geological zone as the world-class zinc-copper-gold Windy Craggy deposit in northern British Columbia.

Company progress

	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 2 ended August 31, 2006
Total claims	No change	No change	404 claims	0	None
Total area	No change	No change	82 km2 or 31.7 mi2	0	None
Drilling	No change	No change	0	0	None
Surface trenching and sampling	Not available	No change	86 rock and soil samples	0
Ownership	No change	No change	exclusive option for up to 75% ownership	0	None

Exploration results and mineral resource assessment

The property is drill-ready, based on a multi-year investment in prospecting, mapping, sampling, airborne and ground geophysical surveys and geochemistry analysis.

The first drilling target is key VMS copper-zinc-silver-gold anomalies that will help to identify the source, distribution and scope of massive sulphide boulders that are up to 19 tons with assays of 2.1% copper, 5.1% zinc and 25 grams/tonne silver. The second drilling target is for polymetallic magmatic nickel-copper-platinum-palladium-gold. The Frohberg showing assayed up to 5.5 grams/tonne platinum, 13.5 grams/tonne palladium, 4.1% copper and 1.7% nickel. Recent outcrop samples assayed at 4.4% nickel and 2.3 grams/tonne of platinum group elements.

Status of plan for year-ended February 28, 2007

A strategic diamond drilling program was planned for the summer/fall to assess two base and precious metal targets at three sites, along with additional sampling and further assessments of the underlying regional geology. Diamond drilling has had to be deferred due to unavailability of required technical services including skilled labor. A modified exploration program is currently in progress, along with other measures including the use of beep mat technology, to refine drill targets and advance understanding of the mineral potential.

INDIAN RIVER CONGLOMERATE PROJECT

Mineral target - Gold

Overview

The Indian River Conglomerate Project is an early stage exploration property for the company.

History and geology of the property

The property is located 40 kilometers from Dawson City in the heart of the Klondike gold producing region of the Yukon, Canada. It is situated in the Tintina Gold Belt spanning Alaska and the Yukon. Access to the region is by good gravel road.

Company progress

	Q1 ended May 31, 2006 and Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Total claims	No change	205 claims	0	None
Total area	No change	67.3 km2 or 26 mi2	0	None
Drilling - no. of auger drill holes	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	Modest exploration activity to date
Assay and other analysis	Not available	36 rock samples, 333 soil samples	0
Ownership	No change	Exclusive option for up to 75%	0	None

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

Status of plan for year-ended February 28, 2007

Auger drilling into the bedrock is planned as part of forward planning for further assessment of the property. Additional baseline work will be undertaken to consolidate and ground-truth previous exploration results.

ELDORADO PLACER PROJECT

Mineral target - Gold

Overview

Located 20 kilometers from Dawson City, Yukon, Canada, the Eldorado Placer Project is located within the boundaries of the Lone Star Project. The placer (surface) mineral claims overlap some of Lone Star's quartz (subsurface) mineral claims.

History and geology of the property

The property is in the heart of a longstanding gold producing area. There are many placer mines operating in the general vicinity. The claims were originally assembled by Canadian mine-finder Richard Hughes and optioned to Klondike Star Mineral Corporation in 2004.

Company progress

	Q1 ended May 31, 2006 and Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 2 ended August 31, 2006
Total claims	No change	115 claims	114 claims	None
Total area	No change	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2	None
Ownership	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

Exploration results and mineral resource assessment

The property has known placer gold potential. However, the company has not itself conducted substantive exploration work to date.

Status of plan for year-ended February 28, 2007

Over the last two years the right to conduct placer mining on the property has been optioned to an experienced Klondike placer miner and this arrangement was expected to continue. None-the-less, following a second quarter assessment the Company has terminated this arrangement and taken direct responsibility for the project. An operating plan is under development.

DOMINION PROJECT

Mineral target - Gold

Overview

At the headwaters of Dominion Creek, the Dominion Project consists of 345 claims totaling 67.4 km2 (26 mi2). Klondike Star holds 100% or majority interest in 260 claims and the exclusive option to purchase 85 claims acquired in the first and second quarters ended August 31, 2006.

Total claims	345	224	168	112	177 claims or 105%
Total area	67.4 km2 or 26 mi2	45 km2 or 17.4 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	33.9 km2 or 13 mi2 or 100%

On April 27, 2006, Klondike Star announced the acquisition from Klondike Source Limited (KSL) subsidiary, KSL Exploration (Yukon) Limited, of the exclusive right to purchase an undivided 100% interest in up to 56 quartz claims in the DOM block located on Hunker Dome in the eastern part of the Klondike goldfield.

On August 8, 2006, Klondike Star announced the acquisition of the exclusive option to explore and purchase the J.A.E. claim group on King Solomon's Dome bordering on mineral claims already held by the Company.

The Company has also staked an additional 92 claims to further consolidate the property into a single contiguous area.

History, geology and infrastructure of the property

Since 1999, a portion of the property was explored by KSL Exploration (Yukon) Limited, a wholly owned subsidiary of Klondike Source Limited including shallow percussion drilling, soil sampling, and trenching. Before that, United Keno Hill Mines Limited, longstanding operator of gold and silver properties, such as the Elsa and Keno Hill mines, invested significant effort on the other portion of the property. Significant exploration work has been conducted on the J.A.E. claim block by successive owners.

Regional and project-specific infrastructure includes good seasonal road access.

Company progress

	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to Q2 ended August 31, 2006
Total claims	345	224	168	112	177 claims or 105%
Total area	67.4 km2 or 26 mi2	45 km2 or 17.4 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	33.9 km2 or 13 mi2 or 100%
Ownership	- 100% ownership of 148 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 56 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	- 100% ownership of 148 claims - exclusive option for 100% ownership of 56 claims

Exploration results and mineral resource assessment

The area covers several mineralized vein systems, some shafts and a long tunnel, and has been the subject of drilling, soil geochemistry and trenching. Various broad zones of disseminated mineralization have not yet been examined in detail.

Status of plan to year-end February 28, 2007

A comprehensive exploration program is in progress on this new major property in the goldfields of the Klondike. The goal is to consolidate and ground-truth previous exploration results, advance knowledge of the mineral resources, take advantage of extensive trenching in situ, identify future drill targets on a systematic and expedited basis and consolidate the property and mineral interests through a strategic claim staking program.

The program is headed up by a dedicated team of senior geologists with previous experience on the property. Activities include detailed mapping, extensive chip/soil sampling, assessment of selected targets among the 65 existing trenches, bulk sampling and processing through the Eldorado test plant. A satellite camp has been installed to support project operations.

BONANZA PROJECT

Mineral target

Gold

Overview

On May 19, 2006, Klondike Star acquired a controlling interest in 269 mineral claims in the Klondike region of Yukon Canada. Known as the Bonanza Project, the property totals 40.1 km2 (15.5 mi2). It is located in the heart of the Klondike Gold Fields and proven gold producing ground, 10 kilometers from Dawson City, Yukon, Canada.  This new acquisition increases the number of major exploration projects to eight.

History, geology and infrastructure of the property

Since 1999, building on previous exploration efforts, the property has been explored by KSL and PacRim Resources Limited (formerly Barramundi Gold Ltd.) using advanced exploration techniques, geological mapping and geochemical soil surveys.

Company progress

	Q2 ended August 31, 2006	Q1 to May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to Q2 ended August 31, 2006
Total claims	No change	269	0	0	New acquisition
Total area	No change	40.1 km2 or 15.5 mi2	0	[0]	New acquisition
Ownership	No change	100% registered	0	0	New acquisition

Exploration results and mineral resource assessment

KSL considers that property to have number prospects on the basis of reasonably well-defined geochemical gold anomalies. In an independent geologist's report, KSL reported that, "These surveys have identified several prospective targets with potential for hosting large tonnage, primary gold mineralization." (Roy Cox & Associates, November 10, 2003).

Status of plan to year-end February 28, 2007

Although just acquired, Klondike Star has initiated a preliminary exploration program including consolidation of mapping, sampling results, and all accessible assessment work on the property. No field work is being conducted at this time.

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

Reports on Form 8-K: No current reports were filed during the quarter ended August 31, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date: October 9, 2006

By:

Hans Boge, President