Form 10QSB
period 2006-11-30
KLONDIKE STAR MINERAL CORP
filed 2007-01-16
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [x] Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [x]No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,000,000 shares of Series A, convertible, and 28,435,782 shares of common stock, both $0.0001 par value outstanding as of November 30, 2006

Transitional Small Business Disclosure Format (check one): [ ]Yes [x] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

November 30, 2006

KLONDIKE STAR MINERAL CORPORATION

November 30, 2006

TABLE OF CONTENTS

FINANCIAL STATEMENTS

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

The accompanying condensed notes are an integral part of these interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

The accompanying condensed notes are an integral part of these interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During Prior Development Stage	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount					
BALANCE, February 28, 2003	-	$ -	15,649,800	$ 1,565	$ 434,062	$ -	$ (475,886)	$ -	$ (40,259)
Issuance of preferred and common stock for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000
Issuance of common stock for cash at $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955
Contributed capital	-	-	-	-	53,412	-	-	-	53,412
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)
BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	1,090,000	109	2,410,998	(39,500)	-	-	2,371,607
Issuance of common stock for exploration joint venture at $2.50 per share	-	-	200,000	20	499,980	-	-	-	500,000
Issuance of employee share options	-	-	-	-	15,400	-	-	-	15,400
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	-	(2,952,975)	(2,952,975)
BALANCE, February 28, 2005	2,000,000	200	21,779,800	2,178	35,763,168	(39,500)	(484,537)	(32,733,630)	2,507,879
Collection of subscription receivable	-	-	-	-	-	39,500	-	-	39,500
Issuance of common stock for cash at $1.25 per share, net of related expenses	-	-	50,000	5	62,495	-	-	-	62,500
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	2,073,000	207	4,574,580	-	-	-	4,574,787
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	1,300,000	130	3,391,651	-	-	-	3,391,781
Issuance of employee share options	-	-	-	-	2,777,610	-	-	-	2,777,610
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	-	(8,741,926)	(8,741,926)
BALANCE, February 28, 2006	2,000,000	200	25,202,800	2,520	46,569,504	-	(484,537)	(41,475,556)	4,612,131
Issuance of common stock for cash at $2.50 per share, net of related expenses			200,000	20	449,970	-	-	-	449,990
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	990,000	99	2,231,121	-	-	-	2,231,220
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	1,269,982	127	3,138,937	-	-	-	3,139,064
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses			773,000	77	1,925,449	-	-	-	1,925,526
Issuance of employee share options	-	-	-	-	437,500	-	-	-	437,500
Issuance of consultants share options	-		-	-	175,000	-	-	-	175,000
Net loss for the nine months ended November 30, 2006 (unaudited)	-	-	-	-	-	-	-	(7,790,735)	(7,790,735)
BALANCE, November 30, 2006 (unaudited)	2,000,000	$ 200	28,435,782	$ 2,843	$ 54,927,481	$ -	(484,537)	$ (49,266,291)	$ 5,179,696

The accompanying condensed notes are an integral part of these interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASHFLOWS

The accompanying condensed notes are an integral part of these interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Financial Statements

November 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Klondike Star Mineral Corporation (hereinafter "the Company") is engaged in mineral exploration in the Yukon Territory, Canada. The Company was originally incorporated in 1999 under the laws of the State of Delaware. The Company was also registered in the Yukon Territory, Canada effective June 22, 2004. The Company maintains its head office in Whitehorse, Yukon Territory, Canada.

The Company was originally incorporated as Cyberbiz, Inc., later changed its name to Urbanfind, Inc. and again in 2004 changed its name to Klondike Star Mineral Corporation. The Company's fiscal year-end is the last calendar day of February.

Historically, the Company had been principally engaged in an internet-based business. Upon its acquisition of certain mining claims in December 2003, the Company began a new exploration stage as a minerals exploration company.

As the Company is in the exploration stage, it has not realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $7,791,000 for the nine months ended November 30, 2006 and has an accumulated deficit of approximately $49,266,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections of $11,000,000 for fiscal year ending in 2007. The Company has approximately $3,744,000 in cash at November 30, 2006.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to five years. The following is a summary of property, equipment, and accumulated depreciation:
	Cost	Accumulated Depreciation	Net Book Value November 30, 2006	Net Book Value February 28, 2006

Depreciable Capital Assets:
Movable structures	$ 942,299	$ 208,672	$ 733,627	$ 579,123
Leasehold improvements	642,933	142,748	500,185	207,178
Vehicles	395,478	133,653	261,825	137,185
Equipment	263,213	95,043	168,170	107,618
All-terrain vehicles	123,606	66,857	56,749	49,322
Trailers	94,550	21,473	73,077	24,290
Heavy equipment	93,597	9,360	84,237	-
Computer equipment	36,872	20,707	16,165	19,854
Computer software	19,333	10,057	9,276	7,792
Furniture and fixtures	19,527	5,211	14,316	8,523
Pack horses	18,057	6,522	11,535	14,242
Total Depreciable Assets

Non Depreciable Capital Assets:
Gold samples	77,350	-	77,350	56,010
Total Capital Assets	$ 2,726,815	$ 720,303	$ 2,006,512	$ 1,211,137

Total depreciation expense for the nine months ending November 30, 2006 and 2005 is $404,529 and $256,841 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing, and are due on demand. Related party payables totaled $151,779 and $14,465 at November 30, 2006 and February 28, 2006, respectively. During the nine months ended November 30, 2006 the Company included in mineral exploration expense $890,736 ($205,336 for the nine months ended November 30, 2005) in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value.

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

Leaseholds improvements, which total approximately $643,000 as of November 30, 2006, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. Each preferred share is convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At November 30, 2006 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 6 - COMMON STOCK

As approved by the shareholders at the Company's 2006 annual general meeting, the Company's authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At November 30, 2006 and February 28, 2006, the Company had 28,435,782 and 25,202,800 shares of common stock outstanding, respectively.

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

During the nine months ended November 30, 2006, the Company sold through private placements 200,000 common shares at $2.50 per share for total cash proceeds of $449,990; 3,032,982 common shares and warrants at $2.75 per unit for total net cash proceeds of $7,295,810

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $1,875,540.

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue up to 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. The following assumptions were made to value the warrants for the nine months ended November 30, 2006; risk-free interest rate of 4.5%; volatility of 31%; life of one year; no dividends.
	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.2 years	$ 3.50
Issued	3,032,982	0.6 years	3.50
Exercised	-		-
Rescinded or expired	(10,000)		3.50
Outstanding and exercisable, November 30, 2006	4,322,982	0.5 years	$ 3.50

NOTE 7 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended February 29, 2004, the Company's board of directors approved the Stock Compensation Plan, subsequently renamed the "2003 Stock Incentive Plan for Employees" ("the 2003 plan") to allow up to 2,800,000 shares of company stock to be issued. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. With a duration of 10 years, the plan may be modified without shareholders' approval. In 2005, the Company amended the 2003 Stock Incentive Plan for Employees, and authorized a post-effective amendment to the Statement of Form S-8 Securities.

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

During the nine months ended November 30, 2006, the Company granted options to employees to purchase a total of 250,000 shares of common stock at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $437,500. The Company also granted options to consultants to purchase a total of 100,000 shares of common stock at $2.50 per share and recognized $175,000 compensation expense during the nine months.

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

Following is a summary of the status of the stock options during the nine months ended November 30, 2006:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2005	1,200,000	$ 1.00	-	$ -	1,200,000	$ 1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at November 30, 2006	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at November 30, 2006	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the nine months ended November 30, 2006		$ 1.75		$ -		$ 1.75

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 4, 2005, the Company entered into a consulting agreement with Image Point Design ("IPD") to provide project management for media and investor relation services. Under the terms of the agreement, the Company will pay IPD up to a maximum of $81,000. Termination of the contract is at the Company's sole discretion. In addition, the Company agreed to issue 100,000 shares at $2.50 per share as follows: 50,000 shares issued upon signature of contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At February 28, 2006, no shares had been issued on account of this agreement. During the nine months ended November 30, 2006, the Company modified the agreement to grant stock options in lieu of shares.

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

1,000,000 shares at $3.50 by January 25, 2007
1,000,000 shares at $4.50 by January 25, 2008
1,000,000 shares at $5.50 by January 25, 2009
1,000,000 shares at $6.50 by January 25, 2010

The shares are subscribed for pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offered shares are restricted shares under the Securities Act of 1933 and the Exchange Act of 1934 and Rule 144 under the Securities Act of 1933. As of November 30, 2006, the Company entered into negotiations to reactivate the agreement and received cash towards the purchase of 200,000 common shares at $2.50 per share.

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

During the quarter ended November 30, 2006, the Company entered into an agreement with JAE Resources Ltd to acquire a 100% option on certain quartz claims within the Klondike region, Yukon Canada, with future cash payments of $35,000 CDN by May 31, 2007; $50,000 CDN by May 31, 2008; $60,000CDN by May 31, 2009; $80,000 CDN by May 31, 20101; and work commitments totaling $300,000 CDN on the property before May 31, 2011. The Company is required to pay a royalty equal to 3% of net smelter returns.

During the quarter ended November 30, 2006 the Company entered into an agreement with joint ventures collectively referred to as 19651 Yukon Inc. to acquire an option for a 49% interest in certain placer properties within the Klondike region, Yukon Canada. The option agreement requires future annual payments of $7,875 CDN by June 29 for the years 2007 to 2010. The Company is entitled to charge a 15% administration fee on certain exploration work incurred on the properties.

Warrants

During the year ended February 28, 2006, the Company issued a private placement memorandum to issue 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. As of November 30, 2006 the Company has sold 4,332,982 units.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the quarter ended November 30, 2006, the Company paid an additional deposit of approximately $159,000 CDN ($138,000 US) to acquire certain diamond drilling equipment.

10-QSB ended November 30, 2006

Management's Discussion and Analysis

As of November 30, 2006, Klondike Star Mineral Corporation is an established exploration company actively working on eight gold, base and precious metal properties, totaling approximately 463 km2 or 179 mi2 in the Yukon, located in the northwest corner of Canada. The Company is developing extensive surface and subsurface mineralized zones on an about 370 km2 or 143 mi2 land position underlying the site of the world-renowned Klondike gold producing region. These holdings include, but are not limited to properties known as the Lone Star Project and the Indian River Placer Project.

Additionally, the Company holds strategic interests in approximately 93 km2 or 36 mi2 of select high potential targets for gold, base and precious metals in the Watson Lake and Whitehorse mining districts of the Yukon. These include properties known as the Spice Project in the Watson Lake Mining District and the Ultra Project in the Whitehorse Mining District.

Description of the Business

From inception as a mineral exploration stage enterprise in December 2003, the Company has acquired mineral properties, negotiated joint ventures, established financing arrangements, and planned and conducted exploration activities involving 8 different projects in the Yukon, Canada.

Mineral exploration and mine development includes such activities as conventional prospecting, geological/geophysical surveys and research, as well as excavation, diamond and auger drilling, analysis of core, soil, mini and bulk samples, milling and testing of processing technologies, mineral resource assessment, facility construction and maintenance, equipment acquisition and maintenance, road and access construction, scoping studies and environmental monitoring for potential mine development.

In its first year as a mineral exploration company, Klondike Star earned a 55% and controlling interest in the Lone Star Project in the Dawson Mining District, Yukon. This property includes the site of the original Klondike Gold Rush. Since then, the Company has expanded systematically to a total of eight exploration and development projects: six gold prospects in the Klondike region of the Yukon and two gold, base and precious mineral properties in other parts of the Yukon.

Klondike Star is advancing its projects operating under a multi-prong strategy. This strategy is founded on and features such elements as:

* undertaking mineral exploration and development within a sustainable development paradigm;

* selecting and advancing quality mineral exploration projects managed and evaluated by a team of qualified industry professionals;

* establishing links with internationally recognized university-based geology resources for expertise and access to leading technology in geological science;

* demonstrating substantive focus on good corporate governance and best practices;

* forging strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future;

* investing in relationships with and collaborative efforts involving First Nations, local suppliers and contractors;

* acquiring and supporting a large and growing shareholder base;

* practicing proactive, balanced and timely disclosure addressing what is newsworthy from a shareholder point of view in a manner that meets and exceeds regulatory requirements; and

* building shareholder value through every aspect of the Company's business and operations.

The Company currently has a year-round full-time equivalent labour force of about 15-20 employees that expands to 60-80 employees, contractors and consultants during the summer/fall exploration season, with a winter seasonal labour force of about 10 employees.

Klondike Star Mineral Corporation is listed on the NASD:OTCBB trading under the symbol "KDSM".

Third Quarter Performance

Highlights for the three-months ending November 30, 2006 include:

Operational

- Completing aggressive exploration programs on Company properties, with some expansions from planned activity, such as more bulk sampling, an IP geophysical survey and delineation of new drill target zones on Lone Star Project, and bulk sampling on the Dominion Project; along with some adjustments from planned activities, such as a lower level of diamond drilling on Lone Star and Ultra Projects (both due to North American shortage of drilling resources) and re-scheduling of diamond drilling on the Spice Project from the winter 2006 to spring of 2007;

- Expanding the Dominion and Bonanza Projects by 65 mineral claims helping to further consolidate and strengthen these properties;

- Releasing Lone Star Project diamond drilling results that continue to increase the estimated mineralized area/resource, without yet defining limits in any direction, along with the identification of entirely new drill target zones for future investigation;

- Purchasing a new, flyable diamond drilling rigs, thereby managing a risk for planned and future exploration objectives;

- Completing the first stage of the test mining program on a selected site on the Indian River Placer Project; the results validated placer gold estimates from previous auger drilling and confirmed the justification of an expanded test mining program in 2007 and ongoing business planning towards mine development;

- Opening the winter exploration base facility, mobilizing crews and launching the winter auger drilling program at the Indian River Placer Project with a target of 150-200 holes between November and April 2007.

Financial

- Unaudited loss from continuing operations for the nine months ending November 30 was approximately $7,790,735 (loss of $0.30 per common share) (November 30, 2005 - approximately $7,460,403 loss from continuing operation and $0.33 loss per common share) and cash used in operating activities for the nine months ended November 30, 2006 was approximately $6,316,280 compared with approximately $4,377,877 for the nine months ended November 30, 2005;

- During the third quarter, the Company issued $2,375,516 of restricted common stock and warrants for cash, net of commissions and related expenses, which was used to finance working capital for current and future exploration activities;

- The changes in cash flow used in operations from November 2005, to November 2006, are related to the increased number of exploration projects underway in the third quarter ending November 30, 2006, and the scope of activities on certain of the projects as compared to November 30, 2005.

Klondike Star Mineral Corporation is an established exploration and development company actively working on eight gold, base and precious metal major projects totaling 463 km2 or 179 mi2 in the Yukon, Canada. The Company is developing extensive surface and subsurface mineralized zones on a 370 km2 or 143 mi2 land position underlying in the site of the world-renowned Klondike gold producing region, and 93 km2 or 36 mi2 of select high potential targets in other parts of the Yukon. During the coming year, the company expects to continue increasing its land holdings, projects and exploration effort.

Financial indicators
	Q3 ended November 30, 2005	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005
Total expenses	2,652,651	$ 3,178,703	$ 1,919,967	$ 8,778,272	$ 3,037,382
Net loss from continuing operations	2,652,651	$ 3,190,774	$ 1,858,580	$ 8,741,926	$ 2,952,975
Cash raised by financing activities	$ 7,745,800	$ 5,370,284	$ 2,231,220	$ 8,068,568	$ 3,121,651
Cash used in operating activities	6,316,280	$ 3,602,745	$ 1,052,121	$ 5,610,326	$ 2,375,184
Cash and cash equivalents on hand	3,743,792	$ 4,429,401	$ 4,529,600	$ 3,514,176	$ 2,106,580
Net loss per common share: Basic and Diluted	$(0.10)	$(0.12)	$ (0.07)	$ (0.39)	$ (0.14)
Weighted average number of common shares outstanding: Basic and diluted	27,851,949	26,764,789	25,310,800	22,562,923	20,631,975
Cash dividends declared per common share	Nil	Nil	Nil	Nil	Nil
Property, plant and equipment, net	2,006,512	$ 1,819,482	$ 1,273,323	$ 1,211,138	$ 412,387
Long-term debt	Nil	Nil	Nil	Nil	Nil
Shareholders' equity	5,179,696	$ 5,545,561	$ 5,597,271	$ 4,612,131	$ 2,507,879

Investor relations indicators
	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end through Q3 ended November 30, 2006
Common shares issued and outstanding	28,435,782	27,462,782	26,192,800	25,202,800	21,779,800	Increase of 3,232,982 or 12.8%
Restricted shares	9,493,404	8,532,404 or 31.1%	16,842,828 or 64%	18,025,906 or 71.5%	16,430,906 at August 31, 2005	Decrease of 8,532,502 or 47.3%
Free trading shares	18,942,378	18,930,378	9,349,972	7,176,894	6,626,894 at August 31, 2005	Increase of 11,765,484 or 163.9%
Warrants outstanding	4,322,982	3,559,982	2,280,000	1,300,000	50,000	Increase of 3,022,982 or 232.5%
Share price range	Average monthly range of $2.50 - 3.65	Average monthly range of $3.52 - $3.79	Average monthly range of $3.13 - $3.73	Average monthly range of $2.75 to $3.40	Average monthly range of $3.03 to $3.68	Not applicable
Share volume monthly high	1,835,969	3,059,070	4,223,025	2,359,551	729,450	Not applicable
Shareholders	About 6,000	About 5,900	About 5,470	About 4,200	About 950	Increase of or %
Share options authorized and unexercised (total in reporting period)	No change	No change	1,580,000 authorized and issued and 400,000 authorized	1,230,000 authorized and issued and 400,000 authorized	1,200,000 authorized	350,000 authorized and issued

Share price from January 2004 to quarter ended November 30, 2006

(Source: Bell Globemedia Publishing Inc. 2006)

Ownership of mineral rights and resources
Project	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Lone Star	No change	No change	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Eldorado Placer	No change	No change	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Indian River Placer	No change	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	No change	100%		Acquisition of 49% ownership of 29 claims in Q2
Indian River Conglomerate	No change	No change	No change	Exclusive option to acquire 75%		Project reduced by release of 26 claims
Spice	No change	No change	No change	Exclusive option to acquire 75%		Project expanded through staking in Q1
Ultra	No change	No change	No change	Exclusive option to acquire 75%		None
Dominion	- 100% ownership of 174 claims, otherwise no further change	-100% ownership of 148 claims - 55% ownership of 112 claims with exclusive option to purchase 75% - exclusive option to purchase 100% of 56 claims - exclusive option to purchase 100% of 29 claims	-100% ownership of 56 claims - 55% ownership of 112 claims with exclusive option to purchase 75% - exclusive option to purchase 100% of 56 claims - exclusive option to purchase 100% of 29 claims			New acquisitions in Q1 (85 claims) and Q2 (92 claims) and project expanded through staking in Q3 (26 claims)
Bonanza	No change	No change	100%			New acquisition in Q1 and project expanded through staking in Q3 (39 claims)

Future financial condition

Since 2003, the Company has raised capital successfully by way of private placements. Through recent placements and warrants, the Company expects to have the resources necessary to expand its exploration program, acquire new properties and move ahead with mining feasibility planning and development. The Company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future. Commencing a placer operation on the Indian River Placer Project would create a positive cash flow and change the status of the company to that of a producer.

Sales of unregistered securities by period	Total common shares sold	Total cash value of shares sold ($USD)
Year ended February 29, 2004	1,040,000	2,600,000
Year ended February 28, 2005	1,090,000	2,725,000
Year ended February 28, 2006	3,423,000	8,820,000
Nine months ended November 30, 2006	3,232,982	8,840,700

Company policy is to expense mineral rights acquisitions and exploration activities to prove up resources and reserves as mineral exploration expenditures. At year-end, the Company owns the right to explore 394 km2, or 152.1 mi2 of mineral claims and leases. At February 2006 year end, the Company owned the right to explore 394 km2, or 152.1 mi2 of mineral claims and leases. At the first quarter ended May 31, 2006, the Company owned the right to explore 439 km2 or 169.2 mi2 of mineral claims and leases. At the second quarter ended August 31, 2006, the Company owned the right to explore 463 km2, or 179 mi2 of mineral claims and leases. At the third quarter ended November 30, 2006, the Company owned the right to explore approximately 463 km2, or 179 mi2 of mineral claims and leases

Typically, the mineral exploration industry is cyclical, based upon the price of commodities and the demand for certain metals. The Company considers that it has entered this business at a time that is favorable within a long term commodity inflation cycle, and that it can sustain an enterprise in the field of mineral exploration and mining production.

Industry and economic affecting performance

The outlook for resource industries is becoming positive, as higher commodity prices result in a return to profitability for corporations, particularly in the mines and metals sector. As well, major mining companies are affected by depletion of their reserves and resources, raising concerns about shortages of metals for the future.

The outlook for gold is currently favorable, due to the present supply/demand deficit. Management is of the current opinion that the condition of declining world gold mine output may not find relief until approximately 2011, when enough new mines can come on-stream to overcome the depletion of existing mines.

The increasing price of gold and precious metals may result in a new area of favorable economics in the mining industry. At a time when gold was averaging $390, subject to certain assumptions, management considered that 1 gram of gold per tonne of ore may be sufficient to achieve profitability, provided sufficient scale under specific conditions.  If the future price of gold maintains current higher levels, it could mean a new understanding of the threshold of economics for large-scale gold mining operations.

The normal cyclical nature of a metals cycle is often a boom/bust scenario, often with a 5 year average. Characteristically, major mining companies do not make capital investment at the top of these cycles, rather at the bottom. Major mining companies are investing heavily, and repositioning through the acquisition of other companies and properties, as if this is going to be an extended long-term cycle. This suggests long-term demand for copper, zinc and particularly gold.

During the first half of fiscal 2007, the generally sustained strength of the Canadian dollar relative to the U.S. dollar continued to reduce the exchange gain on the value of the total expenditures made on company properties in Canada relative to prior years.

Resource Sector Outlook

There has been substantial activity within the Mines and Metal Sector so far in 2006.  Many major mining companies have been involved in take-over battles as the industry consolidates and shapes new 'super' mining giants at the top of the industry.

Exploration expenditures have increased globally and in all sectors and as funding increases, particularly in the early part of the year, with high metals prices and a strong market for mines and metal stocks.  This will lead towards discoveries and results that will draw attention to the sector and eventually attract further investment.

The gold price broke out of a range in the mid-$400's in November 2005, and proceeded through various resistance levels to $500, $540, $570, $610 until it encountered the $650-$680 distribution, visible back in the early 1980's.  The brief move above $680 to an intra-day high of $740 was short-lived.  The sell-off that followed carried gold down to $540, with good base building between $570 and $650 since.  Management believes that the market price for gold will remain strong, despite the recent fluctuations, given fundamental concerns about the demand/supply gap, declining central bank reserves, persistent currency debasement, geopolitical strife and commodity inflation.

Base metal prices have had similar declines.  The company maintains a view that market conditions across the board will keep metal prices strong and lead to higher metal prices in the future.

Risks

Risks related to Company business

The Company's business model may not be sustainable:

The Company began active operations in 2004 as a mineral exploration enterprise. Although the mineral properties acquired already have had substantial funds spent on research, exploration and development, including infrastructure such as roads, exploration camp facilities, core shack and test mill, the Company expects to incur significant additional development, exploration and communication expenses in connection with the business. To date, the Company has generated no revenue. It is expected the Company will continue to incur operating losses for the foreseeable future, and the Company may never achieve or sustain profitability. There are no assurances the Company will effectively build an operating mine.

The Company's future operating results are unpredictable:

Due to the absence of any revenues generated from our business model, and given the period of expenditures envisioned by our mineral explorations plans for the next several years, it is foreseeable that the Company may require further capital injections in order to finance planned exploration activities.

Mineral exploration and development involves a high degree of risk, and few properties which are explored are ultimately developed into producing mines. The Company's properties are still in the developmental and testing stages and may never reach a production stage. The Company's revenue model is dependant upon identifying and accessing a viable ore body that can prove feasible for production. The failure to identify and finance such a mine could have detrimental effects on the Company.

The Company may never generate revenues. Even if the Company does generate revenues, there is no assurance the Company will ever be profitable.

Operations and management:

A practical operational risk factor relates to the timely availability of necessary skilled labor and resources through recruitment, contracting or joint ventures. Although Klondike Star has and continues to invest proactively in solutions to these risks, one risk that is pervasive in the mineral exploration industry relates to the shortage of experienced diamond drillers in North America. Demand is outstripping qualified supply of these technical services so essential to advancing the understanding of potential mineral resources. Klondike Star requires diamond drilling capability on a timely basis for four Projects: Lone Star, Dominion, Spice and Ultra.

In order to achieve its objectives, the Company may add key people to the management team. The Company requires highly skilled technical, administrative, fleet management, sales and marketing, accounting, communications, research and development personnel, who are in high demand and are often subject to competing offers. As the Company grows, it will continue to need an increased number of management and support personnel.

Intense competition may affect Company profitability:

The Company faces many competitors that have been in business longer than we have. These competitors have the advantage of having entered the market earlier than the Company. There are a number of other projects currently existing in the Company's market place. These competitors are already accepted in the market place. The Company may therefore be unable to gain adequate market support to meet financial projections. The Company cannot assure you that its competitors will not develop projects that are equal or superior to those of the Company, or that achieve greater market acceptance.

Risk of equipment failures and loss of proprietary information:

The Company's operations depend on our ability to protect our proprietary information. Additionally, the Company is dependent upon its consultants and contractors.

The Company's projects are subject to, in part, damage from potential dangers such as fire, earthquake, power loss, vandalism, computer viruses, telecommunications failures and other acts beyond its control. Any temporary or permanent loss of one or more of these systems or facilities from an accident, an equipment malfunction, or some other cause could cause a loss. The Company has taken measures to protect its systems and equipment from these dangers, however there can be no assurances that these measures will be successful as planned.

The Company may also be faced with the misappropriation or theft of its proprietary information. The Company cannot ensure its proprietary information will not be stolen or otherwise misappropriated. The Company will undertake legal means to protect its information, but it cannot ensure it will be successful in such endeavours. The Company may be forced to spend substantial amounts of money in protecting its proprietary information and/or prosecuting lawsuits against parties misappropriating such information.

The inability of the Company to adequately protect its assets and properties could have a materially adverse effect on the financial condition of the Company.

Rights to mineral claims and leases involve uncertainties:

Rights to surface and subsurface mining properties involve certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from the frequently ambiguous conveyance history, characteristic of many mining properties. Although the Company has taken steps to verify and protect the title to, and ownership interests and options in, the mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's rights or interests. These rights or interests may be subject to unregistered prior agreements or transfers and be affected by undetected defects.

Additional capital may be needed:

The Company requires substantial working capital to fund its business. The Company will need to raise additional funds through public or private financing. Selling additional stock could dilute the equity interests of the Company's stockholders. If the Company borrows money, it will have to pay interest and may also have to agree to restrictions on its operating flexibility. The borrowing of additional monies may put a strain on the Company and its ability to develop and or expand.

Risks related to the mineral exploration and production industry

Commodity cycles:

The Company's projects are characterized by rapidly changing market cycles, extensive research and new mine introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing properties and to advance one or more projects to a production decision. As a result, the Company expects to continue to make a significant investment in exploration research and development, subject to the availability of working capital. The Company presently has limited working capital and is dependent upon its ability to raise further working capital to conduct its work.

Mineral exploration and development involves a high degree of risk and few properties which are explored are ultimately developed into producing mines. There can be no assurance that the Company will be able to advance its properties to a production decision. The failure of the Company to develop new mines and finance them to production successfully and in a timely manner could adversely affect the Company's competitive position, financial condition and results of operation.

Adoption of new laws and government regulations relating to the mining industry could harm the Company's business:

The Company's business is subject to various local, territorial, provincial, First Nations, national and international laws that affect mining and the building of new mines. Other laws and regulations related to health, safety, working conditions, environment, land and water use, and other related laws and regulations may also affect the Company.

The Company relies upon various mining land use permits and water licenses to operate and grow the business. As the regulatory agencies change and introduce new requirements, the Company may incur difficulties in acquiring such permits and licenses in the future, which could adversely affect future development of the Company's properties.

There can be no assurances that governmental action will not adversely affect the Company and its business.

Health and safety risks:

Health and safety for employees and contractors is a known risk factor for any mineral exploration and development business. Despite an uncompromising commitment to superior safety performance and healthy workplace, incidents can and do happen with the potential for material consequences.

Under the guidance of the Board Environment, Health and Safety Committee, the Company has established policy and guidelines, and employs industry best practices to address this risk effectively and efficiently. Klondike Star Mineral Corporation has an uncompromising commitment to superior safety performance and a healthy work place.

Environmental and permitting risks:

The Company also relies upon various mining land use permits and water licenses to operate and expand the business. As the regulatory agencies change and introduce new requirements, the Company may incur difficulties in acquiring such permits and licenses in the future, which could adversely affect future development of the Company's properties. The J.A.E. claim block acquired as an expansion of the Dominion Project during the second quarter came with an existing mining land use permit. The Indian River placer properties acquired in the second quarter came with the benefit of both mining land use permits and water use authorization.

Company policy is based on the view that solid environmental performance within a sustainable development approach is a leading indicator of a well-managed, efficient and competitive corporation acting in the best interests of its business, its shareholders, its employees and the communities in which it operates.

Dependence upon third parties:

The Company is reliant, in part, upon third parties for its success. The Company may utilize third parties to assist in the exploration and development work, communications, management and financial consulting and other services. The Company cannot ensure the actions of one or more third parties will not adversely affect its business.

Additional business risks:

The occurrence of any of the foregoing, alone or in combination, may cause our business to fail and result in the loss of your entire investment. Even if the business avoids the foregoing, our success may still be impeded by the following: (a) the Company may be accused of infringing the proprietary rights of third parties; or (b) the Company may enter into strategic relationships that fail to provide anticipated benefits.

Corporate governance matters

During the year-ended February 28, 2006, the Board of Directors and management strengthened corporate governance through the establishment of charters and guidelines for the Board of Directors, a new Audit Committee and a new Environment, Health and Safety Committee. The company developed and adopted new bylaws, new policies and introduced rigorous management practices, including the Code of Business Conduct and Ethics. In the first quarter ended May 31, 2006, action plans were developed and approved for implementation of the Health and Safety Policy and the Environment and Sustainable Development Policy. In the third quarter ended November 30, 2006, a Company disclosure and director compensation policies were adopted.

The Annual Meeting of Shareholders was held on November 15, 2006, at Bellevue, Washington. The Shareholders elected the Board members to additional terms, approved the increase in the authorized common stock to 120,000,000 and reappointed Williams & Webster as independent auditors of the Company.

The Board of Directors met twice during the third quarter to address such matters as the Annual Meeting of Shareholders, proposed disclosure policy and guidelines, initiation of a strategic planning process, quarterly SEC filings, financing and the 2006 annual report.

The Audit Committee met twice during the third quarter to address such matters as implementation of Section 404 of the Sarbanes-Oxley Act (including top down assessment of internal controls), preparations for year-end audit, quarterly SEC filings, implementation of the Code of Business Conduct and Ethics, the annual meeting with independent auditor, and plan for implications of the Company's change to accelerated filing status and exit from the small business reporting system.

The Environment, Health and Safety Committee met once during the third quarter to consider quarterly management reports on implementation of the Environment and Sustainable Development Action Plan and the Occupational Health & Safety Action Plan, review regulatory inspection reports and industry best practices, results of the first aid, fuel and emergency response assessments, and examine operating permits and authorizations as part of a Company-wide risk management review.

Exploration and development projects overview

Seven of eight Company exploration projects are situated in the Tintina Gold Belt that spans Alaska, and Yukon and the Northwest Territories in Canada.

Six of eight exploration projects are located in the historic and still active gold-producing region of the Klondike Plateau in the Dawson Mining District, Yukon.

Two projects are advanced-stage exploration and early development projects:

* Lone Star Project;

* Indian River Placer Project.

Three projects are drill-ready, intermediate-stage exploration projects:

* Spice Project;

* Ultra Project;

* Dominion Project.

Three projects are early-stage exploration projects:

* Indian River Conglomerate Project;

* Eldorado Placer Project;

* Bonanza Project.

The summer/fall exploration season on seven projects concluded towards the end of October. Consolidated assessments of results along with planning for the 2007 exploration season are in progress. The arrangement to option mining on the Eldorado Placer Project to an experienced placer miner was cancelled in the second quarter, and following a review of options, discussions with other parties were initiated in the third quarter.

Following an assessment of alternatives for increasing the company's capacity to meet its planned and future diamond drilling requirements, the Company acquired a newly constructed, flyable diamond drilling rigs and has initiated plans to hire and train local crews on a phased basis. This initiative is anticipated to give Klondike Star more capacity, flexibility and control over its drilling programs. These resources would be in addition to those currently provided by another supplier.

Klondike Star is continuing to work towards industry-standard mineral resource assessments and scoping studies for the Lone Star and Indian River Placer projects.

Mineral rights indicators
Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Exploration projects
8	8	8	6	2	Increase of 2 projects - Dominion and Bonanza
Quartz mining claims
2396	2357	2265	1921	1753	Increase of 475 or 24.7%
Total area of quartz claims and crown grants
418.3 km2 or 161.5 mi2	419.1 km2 or 161.9 mi2	397 km2 or 153 mi2	352 km2 or 135.9 mi2	239 km2 (estimate) or 92.3 mi2	Increase of 66.3 km2 or 26 mi2 or 18.8%
Placer mining claims
No change	329 plus 43 miles of leases	No change	300 plus 43 miles of leases	114 plus 60 miles of leases	29 claims or 9.7%
Total area of placer claims and leases
No change	43.9 km2 or 17 mi2	No change	42 km2 or 16.2 mi2	21 km2 or (estimate) or 8.1 km2	Increase of 1.9 km2 or 0.8 mi2 or 4.5%

Mineral resources and reserves
Project	Q3 ended November 30, 2006	Q1 ended May 31, 2006 and Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q2 ended August 31, 2006
Lone Star	Drilling results released during Q3 identify expanded mineralized zone that does not have limits in any direction; new targets identified based on the drilling results, IP geophysical survey, and bulk sampling. Consolidated analysis underway.	Summer/fall diamond drilling results to be released on a phased basis commencing in third quarter	Following diamond drilling program and bulk sampling program, extensive mineralized area with large tonnage, low grade gold resource augmented by higher grade zones currently being reviewed for inferred and possibly indicated levels of assessment	Refer to the published 2004 assessment at www.klondikestar.com under Mineral Exploration section on reports (2005)	None
Indian River Placer	Mineral resource estimates in one area of the Project validated through test mining. Consolidated analysis possible following winter 2006 through spring 2007 auger drilling program and completion of additional test mining to calibrate drilling over 3 years period.	Summary exploration information results released by Press Release, June 13, 2006	Following winter auger drilling program, extensive mineralized area currently being reviewed for inferred and indicated levels of assessment		None
Dominion	Consolidated analysis in progress, including results of bulk sampling.	Area covers several mineralized vein systems; some shafts/long tunnel; drilling, soil geochemistry and trenching; broad zones of disseminated mineralization not yet examined in detail			New acquisition
Bonanza	No change.	Surveys have identified several targets with potential for hosting large tonnage, primary gold mineralization			New acquisition
Spice	No change.	No change	Surveys have identified targets for drilling	New acquisition	None
Ultra	Consolidated analysis of exploration results in progress.	No change, analysis in progress	Surveys have identified targets for drilling	New acquisition	None
Indian River Quartz	No change.	No change	Extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, geochemical surveys completed	Exploration history and results being compiled	None
Eldorado Placer	No change.	No change	No change	Area has longstanding history of placer gold production	None

Exploration and development stage by project (Footnote 1)
	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Lone Star	No change	No change	No change	Advanced exploration, additional staking and scoping study initiated	Intermediate exploration	Diamond and auger drilling, bulk sampling, geophysical survey in progress
Indian River Placer	No change	No change	Scoping study initiated	Advanced exploration and staking	Intermediate exploration	Scoping study initiated, sites prepared and bulk sampling and technology processing testing in progress in Q2
Dominion	Drill ready with plans for expanded bulk sampling	Intermediate exploration, additional staking and property acquisition	Property acquisition			New project and major exploration program of soil sampling, trenching, bulk sampling, identification of drill targets initiated in Q2
Bonanza	No change	No change	Property acquisition			New project, initial information gathering and consolidation initiated
Spice	Drill ready	No change	Additional staking	Property acquisition and drill ready		Preparations made for drilling in spring 2007
Ultra	Drill ready	No change	No change	Property acquisition, ground and airborne geophysical surveys, staking and drill ready		Modified exploration program completed; drilling deferred due to unavailability of diamond drilling capability and shortage of skilled labor
Indian River Conglomerate	No change	No change	No change	Early exploration	Property acquisition	Exploration program in progress
Eldorado Placer	No change	No change and project repatriated	No change	Property optioned to joint venture		No change and project under review

Operational indicators
	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Diamond drill holes and total meters (feet)	23 holes totaling 2,892 meters or 9,488 feet	17 holes totaling 2,100 meters or 6,890 feet	No change	32 holes totaling 4,830 meters or 15,846 feet	0	Although drilling season successfully extended, drilling did not achieve original target due to unavailability of diamond drilling capacity and shortage of skilled labor
Auger drill holes and total meters (feet)	No change, winter drilling program launched end of Q3	No change	No change	184 holes totaling 1,615 meters (5,299 feet)	90 holes totaling 811 meters (2,661 feet)	None
Surface trenching and sampling	Full details not available; generally increased on Lone Star, Dominion, and Ultra	Trenching not available, 1095 rock samples, and 1,592 soil samples	No change	3,986 meters (13,077 feet) trenching, 551 trench samples, 300 rock samples, 57 bulk chip samples, 388 soil samples	1,300 meters (4,265 feet) trenching, 1,024 rock samples, 1,165 soil samples	Rock and soil sampling has increased on Lone Star and Dominion projects
Assay and other analysis	Full details not available; generally core assay decreased, soil and other analysis increased	1,883 core samples shipped for assay	No change	5095 core samples from drilling, core fire assays (first round) at 1250, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	Threshold for assay requirements has been adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Health and safety incidents	1 with lost time; 1 incident with no injury or lost; 3 vehicle incidents with no injuries or lost time	1 incident with no injury or lost time	1 incident involving an geophysical exploration contractor	2 vehicle accidents, no injuries or lost time	2	1 contractor incident in Q1, 1 employee incident in Q2 and 5 incidents in Q3 (3 relate to early on-set of winter conditions)
Environment-al incidents	0	0	0	0	0	0

Footnote 1: Definitions of exploration stage

Where a project fits on the spectrum of exploration and development is in part a matter of judgment exercised by management;

Early stage exploration - grass roots prospecting, mapping, analysis of regional/site geology, trenching and chip sampling, staking of claims possibly with a few holes drilled with useful results;

Intermediate stage exploration - exploration continues including mini-bulk sampling, soil chemistry, geophysical surveys and analysis as appropriate with more holes drilled with useful results;

Advanced stage exploration - full-scale bulk sampling, mineral assessment establishes resource development potential, scoping or pre-feasibility study completed or nearing completion with positive results, environmental baseline research and assessment in progress;

Early development - bulk sampling and test mining, on-site testing of processing technology for throughput and mineral recovery; decision made to proceed with pre- or full feasibility study in progress or completed; scoping of environmental assessment and permitting completed and necessary steps initiated;

Development - environmental assessment completed, permits obtained, financing lined up, construction to begin in the next 6 - 12 months; or mine under construction through commissioning;

Production - operating mine with sales and revenue.

Advanced-stage exploration projects

LONE STAR PROJECT

The Lone Star Project is an advanced-stage gold exploration property that is being studied for potential mine development. The Project consists of 1056 mineral claims and crown grants totalling 152 km2 (58.7 mi2). Lone Star is the largest project of six in the gold-producing Klondike region of Yukon, Canada.

The property is situated in the Tintina Gold Belt spanning Alaska and the Yukon that includes producing mines and major deposits. The Lone Star Project is located 20 km from Dawson City and is accessible by summer-maintained, graded gravel roads linking with the Klondike Highway.

First assembled by Canadian mine-finder Richard Hughes, the initial 500 mineral claims in the Klondike (now called the Lone Star Project) were optioned to Klondike Star in December 2003. It is the site of the former producing Lone Star Mine (1912-14) and decades of previous exploration.

Since acquiring the property, the Company has become the majority owner and operator, increased the size of the project from 500 to 1056 mineral claims and crown grants, constructed a 65-person exploration complex, with core processing and milling infrastructure on site, and completed extensive soil, chip and bulk sampling, diamond drilling, IP (induced polarization) geophysical surveys, assay and other analysis. Diamond drilling is delineating the extent of the known gold bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup, and the Nugget Zone above Oro Grande Gulch.

On-site exploration infrastructure includes living accommodation, kitchen, dining and fitness facilities, a bulk sampling test plant, core shack, ancillary buildings and tent frames. A gravel airstrip exists on the claim block at Eldorado Creek just below the main exploration facility.

Exploration results and professional analysis to date indicates the Lone Star Project represents an extensive mineralized area with a large-tonnage, low-grade gold resource augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development.

The Company is working towards a mineral resource assessment consistent with industry and international standards and best practices. Assay results from the 2005, exploration season were released sequentially October 6, 2005, to January 24, 2006. During the May to October, 2006, summer exploration program, the focus was on diamond drilling and bulk sampling, as well as an aerial-geophysical survey. A full-scale scoping study to assess the economic viability of the mineral deposit remains in progress.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 3 ended November 30, 2006
Total claims and crown grants	No change	No change	No change	1056	500	None
Total area	No change	No change	No change	152 km2 or 58.7 mi2)	100 km2 estimated or 38.6 mi2	None
Drilling - no. of diamond drill holes and total meters	23 holes totaling 2,892 meters or 9,488 feet	17 holes totaling 2,100 meters or 6,890 feet	No change	32 holes totaling 4830 meters or 15,846 feet	0	Drilling did not achieve target due to unavailability of diamond drilling capability and shortage of skilled labor
Surface trenching and sampling	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line	Trenching not available, bulk samples not available, 470 rock samples, and 134 soil samples	No change	14 trenches totaling 2858 m3 (3,738 yd3), 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3 (1,700 yd3), 1,024 rock samples, 1,165 soil samples	Substantive increase in bulk sampling; completion of IP survey
Assay and other analysis	2866 core samples shipped for assay	1,883 core samples shipped for assay	No change	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	The threshold for assay requirements was adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Ownership	No change	No change	No change	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

During the year-ended February 28, 2006, the stage of exploration moved to advanced exploration including diamond drilling, bulk sampling and on-site processing, and the initiation of a scoping study.

Assay results from the 2005 exploration season were released sequentially October 6, 2005 - January 24, 2006, and the majority of the results from the 2006 season were released in Q3.

The 2006 summer exploration program ran May through October as planned. Diamond drilling, bulk sampling, as well as a major geophysical survey proceeded alongside a scoping study to further delineate the potential mineral resource/reserve and assess the economic viability of the mineral deposit. New infrastructure, including a camp accommodation annex, a fitness and recreation centre, and expanded kitchen and dining facilities have been constructed in the vicinity of the Eldorado Camp.

The drilling program was designed to further delineate the extent of the known gold bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup, and the Nugget zone above Oro Grande Gulch. Due to lack of diamond drilling capability, drilling did not keep pace and steps were taken to address this, including an extended season and acquisition of a company owned diamond drill.

The exploration program was supplemented with an IP geophysical survey and extensive bulking sampling. A consolidated analysis is in progress.

INDIAN RIVER PLACER PROJECT

The Indian River Placer Project is an advanced-stage placer gold exploration property. It is located 40 km from Dawson City in the heart of the Klondike gold-producing region of the Yukon, Canada. The goal is to develop a large-scale placer mine.

The Indian River Placer Project consists of 214 mineral claims plus 17 leases, totaling 37 km2 or 14.3 mi2. The Indian River is emerging as one of the most active areas of new investment and productive placer mining in the Klondike region. Klondike Star Mineral Corporation holds 100% ownership of 185 claims and 17 leases, as well as 49% interest in 29 additional claims acquired in the second quarter.

During the 2005/06 winter drilling program, the Company completed 184 holes (double the 2004/2005 drilling) for a cumulative total of 274 holes or 2,426 meters. The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

During 2006 the shift was made from winter exploration (drilling) to bulk sampling/test mining and pre-production business planning to determine the economic viability of the mineral deposit. Using a newly acquired trommel, 2006 summer bulk sampling and test processing was conducted on one site prepared for this purpose through stripping, clearing and permitting. Test mining was supervised by an established Canadian firm specializing in mine engineering and processing technology. Additional upgrading of the access road was completed, a camp set-up, and stripping of additional bulk sample test sites undertaken as preparation for the 2007 test mining program.

The objective is to develop a large-scale placer mine.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q 3 ended November 30, 2006
Total claims	No change	214 claims and 17 leases	185 claims and 17 leases		Increase of 29 claims or 16%
Total area	No change	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)		Increase of 2 km2 (0.8 mi2) or 5.7%
Drilling - no. of auger drill holes and total meters	No change, winter drilling program commencing in Q4	No change	184 holes totaling 2,426 meters or 7,959 feet (winter season December - April)	90 holes totaling 811 meters or 2,661 feet (winter season December - April)	No change
Bulk sampling	1 site of 7,249 cubic yards processed	None	None		Completion of initial phase of first-ever bulk sampling program
Ownership	No change	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%		Addition of 49% ownership in block of 29 claims

Intermediate-stage exploration projects

SPICE PROJECT

The Spice Project is an intermediate-stage gold exploration project that has moved to a drill ready stage of exploration. As of November 30, 2006, the Spice Project consists of 51 mineral claims totaling 10.9 km2 (4.2 mi2 ). The property is located 28 km east of Ross River and 8 km south of the North Canol Road in the Watson Lake Mining District, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

The property has only been explored since 2000, when a regional geochemical survey conducted by the Yukon Geological Survey, Yukon Government, identified strong, coincident gold, silver and epithermal pathfinder elements. Follow-up geochemical sampling identified an open-ended anomalous zone and samples assayed up to 13.9 grams/tonne gold. An IP chargeability high and low resistivity coincides with the highest geochemical values.

A first quarter 2006 staking initiative on the Spice Project increased the land base. Exploration activity during the third quarter included additional soil geo-chemistry and targeting for a drilling program. The property is drill ready and a diamond drilling program of identified targets will proceed in the Spring of 2007. The target is a low-sulphidation epithermal-style gold deposit hosted by rhyolite, similar to the Grew Creek property 60 km to the west, currently being explored by another exploration company.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change for 2006 year-end to Q3 ended November 30, 2006
Total claims	No change	No change	51	32	0	19 additional claims or 59.4%
Total area	No change	No change	10.9 km2 or 4.2 mi2	6.7 km2 or 2.6 mi2	0	Increase in area of 62.7%
Exploration activity	Soil geochemistry and identification of targets for planned drill program					Additional property evaluation and specific plans for diamond drilling program
Drilling - no. of diamond drill holes and total meters	Drill targets identified for spring 2007 drill program	No change	No change	0	0	None
Ownership	No change	No change	No change	Exclusive option for up to 75% ownership	0	New acquisition in 2006

ULTRA PROJECT

The Ultra Project is an intermediate-stage base and precious metals exploration project that has moved to a drill ready stage in exploration. Following additional staking in the fall of 2005, the Ultra Project consists of 404 mineral claims totaling 82 km2 (31.7 mi2). The targets include VMS zinc-copper-silver-gold and poly-metallic nickel-copper-platinum-palladium-gold.

The property is located in the Kluane Mountains, 42 km northwest of Haines Junction, Yukon, Canada, only 140 km from a deepwater port. Only 10 km west of the Alaska Highway, it is accessible by rough gravel road. It is near the former nickel-platinum Wellgreen Mine and an area optioned recently by Falconbridge Limited (a leading producer of copper and nickel with investments in zinc). Ultra is also in the same geological zone as the world-class zinc-copper-gold Windy Craggy deposit in northern British Columbia.

The property is drill-ready based on a multi-year investment in prospecting, mapping, sampling, airborne and ground geophysical surveys and geochemistry analysis. The first drilling target is key VMS-style copper-zinc-silver-gold anomalies that will help to identify the source, distribution and scope of massive sulphide boulders that are up to 19 tons with assays of 2.1% copper, 5.1% zinc and 25 grams/tonne silver. The second drilling target is for polymetallic magmatic nickel-copper-platinum-palladium-gold. The Frohberg showing assayed up to 5.5 grams/tonne platinum, 13.5 grams/tonne palladium, 4.1% copper and 1.7% nickel; and other outcrop samples assayed at 4.4% nickel and 2.3 grams/tonne of platinum group elements.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Total claims	No change	No change	No change	404 claims	0	None
Total area	No change	No change	No change	82 km2 or 31.7 mi2	0	None
Drilling	Drill sites prepared	No change	No change	0	0	None
Surface trenching and sampling	152 chip and 265 soil samples, along with hand and blast trenching	Not available	No change	86 rock and soil samples	0	Doubling of rock samples and new soil sampling and trenching activity
Ownership	No change	No change	No change	Exclusive option for up to 75% ownership	0	None

During the 2006 exploration program, beep mat survey was also conducted, along with hand trenching, blast trenching and soil geo-chemistry. Although specific sites were prepared, diamond drilling was deferred due to unavailability of required technical services including skilled labor.

DOMINION PROJECT

An intermediate-stage gold exploration project at the headwaters of Dominion Creek, the Dominion Project consists of 224 claims totaling 51 km2 (29.7 mi2). Klondike Star holds 100% or majority interest in 174 claims and an additional exclusive option to purchase an undivided 100% interest in 85 claims acquired in the first and second quarters ended August 31, 2006.

On April 27, 2006, the Company announced the acquisition from Klondike Source Limited's (KSL) subsidiary, KSL Exploration (Yukon) Limited, of the exclusive right to purchase an undivided 100% interest in up to 56 quartz claims in the DOM block located on Hunker Dome in the eastern part of the Klondike goldfield. On August 8, 2006, Klondike Star announced the acquisition of the exclusive option to explore and purchase the J.A.E. claim group on King Solomon's Dome bordering on mineral claims already held by the Company. The Company has also staked an additional 118 claims to further consolidate the property into a single contiguous area.

Since 1999, a portion of the property was explored by KSL Exploration (Yukon) Limited, a wholly owned subsidiary of Klondike Source Limited, including drilling, soil sampling and trenching. Before that, United Keno Hill Mines Limited, longstanding operator of gold and silver properties, such as the Elsa and Keno Hill mines, invested significant effort on the other portion of the property. Significant exploration work has been conducted on the J.A.E. claim block by successive owners. Regional and project-specific infrastructure includes good seasonal road access.

The area covers several mineralized vein systems, some shafts and a long tunnel, and has been the subject of percussion drilling, soil geochemistry and trenching. Various broad zones of disseminated mineralization have been identified. The objective is to consolidate and ground-truth previous exploration results, advance knowledge of the mineral resources, take advantage of extensive trenching in situ, identify future drill targets on a systematic and expedited basis, and consolidate the property and mineral interests through a strategic claim staking program. Activities included detailed mapping, extensive chip/soil sampling, assessment of selected targets among the 65 existing trenches, and bulk sampling and processing through the Eldorado test plant (total of 8 tonnes). A satellite camp was installed to support project operations and a site prepared for a planned expansion in 2007.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 ended May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to Q3 ended November 30, 2006
Total claims	371	345	224	168	112	claims or %
Total area	62.8 km2 or 24.2 mi2	67.4 km2 or 26 mi2	45 km2 or 17.4 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	29.3 km2 or 11.2 mi2 or 87.5%
Ownership	- 100% ownership of 174 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 148 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 56 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	- 100% ownership of 174 claims - exclusive option for 100% ownership of 56 claims
Exploration activity	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking	Trenching, mapping, soil geochemistry				First year of comprehen-sive exploration program
Bulk Sampling	2 bulk samples totaling 8 tonnes	None				Completion of initial phase of first-ever bulk sampling

Early-stage exploration projects

INDIAN RIVER CONGLOMERATE PROJECT

The Indian River Quartz Project is an early-stage gold exploration property for the Company. The property is located 40 km from Dawson City in the heart of the Klondike gold-producing region of the Yukon and the Tintina Gold Belt spanning Alaska and the Yukon. Access to the region is by good gravel road.

Additional geological mapping, rock and soil sampling and geochemistry analysis, trenching and a magnetometer survey were completed May - September 2005. Auger drilling provided bedrock samples in January - April 2005. This work added to extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, geochemical surveys completed by previous exploration companies.

During 2006, additional baseline work was undertaken to consolidate and ground-truth previous exploration results. Mineral claims with low probability of having exploration value were released.

Company progress

	Q3 ended November 30, 2006	Q1 ended May 31, 2006 and Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Total claims	179 claims	No change	205 claims	0	26 claims or 12.7% were released in Q3
Total area	62.1 km2 or 24.0 mi2	No change	67.3 km2 or 26 mi2	0	Reduction of 5.2 km2 or 2 mi2
Drilling - no. of auger drill holes	No change	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	Not available	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	Modest exploration activity to date
Assay and other analysis	Not available	Not available	36 rock samples, 333 soil samples	0	None
Ownership	No change	No change	Exclusive option for up to 75%	0	None, although total project area reduced

ELDORADO PLACER PROJECT

Located 20 km from Dawson City, Yukon, Canada, the Eldorado Placer Project is a placer gold project situated within the boundaries of the Lone Star Project. The placer mineral claims (surface) overlap some of Lone Star's quartz mineral claims (subsurface).

The property is in the heart of a longstanding gold-producing area. There are many placer mines operating in the general vicinity. The claims were originally assembled by Canadian mine-finder Richard Hughes and optioned to the Company in December 2003. The property has known placer gold potential. However, the Company has not itself conducted substantive exploration work to date. Over the last two years the right to conduct placer mining on the property has been optioned to an experienced Klondike placer miner and this arrangement was expected to continue. Following a second quarter assessment the Company has terminated this arrangement and taken direct responsibility for the project. Currently, consideration is being given to entering into a joint venture with an experienced Yukon placer miner to develop the property in 2007.

	Q3 ended November 30, 2006	Q1 ended May 31, 2006 and Q2 ended August 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to Q3 ended November 30, 2006
Total claims	No change	No change	115 claims	114 claims	None
Total area	No change	No change	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2	None
Ownership	No change	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

BONANZA PROJECT

On May 19, 2006, Klondike Star acquired a controlling interest in 269 mineral claims in the Klondike region of the Yukon, Canada. Known as the Bonanza Project, the property totals 40.1 km2 (15.5 mi2). It is located in the heart of the Klondike gold fields and proven gold producing ground, 10 km from Dawson City.

Since 1999, building on previous exploration efforts, the property has been explored by KSL (Yukon) Ltd. and PacRim Resources Limited (formerly Barramundi Gold Ltd.) using advanced-exploration techniques, geological mapping and geochemical soil surveys.

KSL Exploration (Yukon) Limited considers the property to have a number of prospects on the basis of reasonably well-defined geochemical gold anomalies. In an independent geologist's report, KSL (Yukon) Limited reported that, "These surveys have identified several prospective targets with potential for hosting large tonnage, primary gold mineralization." (Roy Cox & Associates, November 10, 2003).

Although recently acquired, Klondike Star has initiated a preliminary exploration program including consolidation of mapping, sampling results, and all accessible assessment work on the property. Mineral claim staking was undertaken in the third quarter to supplement the property.

	Q3 ended November 30, 2006	Q2 ended August 31, 2006	Q1 to May 31, 2006	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to Q3 ended November 30, 2006
Total claims	308	No change	269	0	0	New acquisition with 39 additional claims staked in Q3
Total area	47.0 km2 or 18.1 mi2	No change	40.1 km2 or 15.5 mi2	0	[0]	New acquisition increased by 5.9 km2 or 2.6 mi2 in Q3
Ownership	No change	No change	100% registered	0	0	New acquisition

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

Reports on Form 8-K: No current reports were filed during the quarter ended August 31, 2006.

On November 7, 2006, the Company filed a Current Report on Form 8-K, item 1.01.

On November 27, 2006, the Company filed a Current Report on Form 8-K, Item 5.02.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

Date: January 12, 2007

  By: __________________________

  Hans Boge, President