Form 10-K
period 2007-02-28
KLONDIKE STAR MINERAL CORP
filed 2007-05-30
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 000-30965

KLONDIKE STAR MINERAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	91-198708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Box 20116, 1031 - Ten Mile Road

Whitehorse, Yukon Y1A 7A2

(Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code: (800) 579-7580

Securities registered pursuant to Section 12(b) of the At: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d0 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the bet of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2006 (the Company's most recently completed 2nd fiscal quarter ended), based on the last sales price as quoted on the Over-The-Counter Bulletin on that date: $96,119,737.

As of February 28, 2007, there were 29,035,782 shares outstanding of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B	Other Information

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions and Director Independence
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART 1

Item 1. Business

As of February 28, 2007, Klondike Star Mineral Corporation is an established exploration company actively working on eight gold, base and precious metal properties, totaling approximately 463 km2 or 179 mi2 in the Yukon, located in the northwest corner of Canada. The Company is developing extensive surface and subsurface mineralized zones on an about 370 km2 or 143 mi2 land position underlying the site of the world-renowned Klondike gold producing region. These holdings include, but are not limited to properties known as the Lone Star Project and the Indian River Placer Project.

Additionally, the Company holds strategic interests in approximately 93 km2 or 36 mi2 of select high potential targets for gold, base and precious metals in the Watson Lake and Whitehorse mining districts of the Yukon. These include properties known as the Spice Project in the Watson Lake Mining District and the Ultra Project in the Whitehorse Mining District.

Description of the Business

From inception as a mineral exploration stage enterprise in December 2003, the Company has acquired mineral properties, negotiated joint ventures, established financing arrangements, and planned and conducted exploration activities involving 8 different projects in the Yukon, Canada. In addition, opportunities in other countries are being actively pursued.

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

In support of its mission, Klondike Star has established corporate goals relating to mineral production, capital formation and durable investor relationships, employer of choice, sustainable development and good corporate governance.

Klondike Star is advancing its projects operating under a multi-prong strategy. This involves a long-term, systematic and results-oriented approach towards exploration research, supported by a scaled expansion of field operations on carefully selected assets, combined with a concurrent investment in planning for potential mine development. The strategy is founded on and features such elements as:

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

All of the long-lived assets, in the form of mineral property rights, are located in Canada as of year-end.

Following the end of the year ended February 28, 2007, Klondike Star established Klondike Star Canada Inc., a wholly owned Canadian subsidiary.

The Company currently has a year-round full-time equivalent labour force of about 15-20 employees that expands to 60-80 employees, contractors and consultants during the summer/fall exploration season, with a winter seasonal labour force of about 10 employees.

Klondike Star Mineral Corporation is listed on the NASD.OTCBB trading under the symbol "KDSM".

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be read and copies obtained at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual and quarterly reports, current reports on Form 8K, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.klondikestar.com. We also make available, free of charge on our website the charters of the Board of Directors, the Audit Committee and the Environment, Health and Safety Charter, press releases and other information. Copies of the above-referenced documents will also be made available, free of charge, upon written request to:

Klondike Star Mineral Corporation

Attention: Investor Relations

Box 20116

Whitehorse, Yukon

Canada, Y1A 7A2

Item 1A. Risk Factors

Risks related to Company business

The Company's business model may not be sustainable:

The Company began active operations in late 2003 as a mineral exploration enterprise. Although the mineral properties acquired already have had substantial funds spent on research, exploration and development, including infrastructure such as roads, exploration camp facilities, core shack and test mill, the Company expects to incur significant additional development, exploration and communication expenses in connection with the business. To date, the Company has generated no revenue. It is expected the Company will continue to incur operating losses for the foreseeable future, and the Company may never achieve or sustain profitability. There are no assurances the Company will effectively build an operating mine.

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

Item 1B. Unresolved Staff Comments

The Company is not aware of any unresolved staff comments.

Item 2. Properties

The Company owns capital assets totaling $2,227,683 that include movable structures, leasehold improvements, vehicles, equipment, all-terrain vehicles, trailers, computer equipment and software, furniture and fixtures and gold samples.

The Company holds interests in quartz and placer mining claims, crown grants and leases in the Dawson City Mining District, Watson Lake Mining District and the Whitehorse Mining District in the Yukon, Canada. As of February 28, 2007, the Company holds 2,396 quartz mining claims and crown grants totaling 418.3 square kilometers/161.5 square miles and 329 placer mining claims plus 43 miles of leases totaling 43.9 square kilometers/17 square miles.

The mineral rights are organized into eight discrete exploration and development projects in which the Company has an ownership interest or an exclusive option to explore, earn or purchase ownership.

Property Synopsis
Project	Exploration stage	Location	Metal	Total area	Ownership
Lone Star Quartz	advanced	Klondike	gold	152 km2/59 mi2	55% and exclusive option to acquire up to 75% of 1056 mineral claims and crown grants
Indian River Placer	advanced	Klondike	gold	50 km2/19 mi2	100% ownership of 185 placer claims and 17 leases and 49% ownership of 29 placer claims
Dominion Quartz	intermediate with one advanced target	Klondike	gold and silver	63 km2/24 mi2	100% ownership of 174 mineral claims, 55% ownership of 112 claims with exclusive option to acquire 75%, exclusive option to purchase 100% of 56 claims, and exclusive option to purchase 100% of 29 claims
Spice Quartz	intermediate	East Yukon	gold	11 km2/4 mi2	Exclusive option to acquire 75% ownership
Ultra Quartz	intermediate	West Yukon	multiple precious and base	82 km2/32 mi2	Exclusive option to acquire 75% ownership
Bonanza Quartz	early	Klondike	gold	40 km2/16 mi2	100% registered interest
Indian River Quartz	early	Klondike	gold	62 km2/24 mi2	Exclusive option to acquire 75% ownership
Eldorado Placer	early	Klondike	gold	7 km2/3 mi2	55% ownership and exclusive option to acquire up to 75% ownership

Item 3. Legal Proceedings

There are no material or pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

In its third quarter, on November 15, 2006, continued until November 27, 2006, the Company held its annual shareholder meeting. The Proposals presented and voted on are reported on a

Current Reports on Form 8K filed with the SEC on December 12, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

b)	Holders There are approximately 5,550 holders of the common stock of the Company.
c)	Dividends The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.
d)	Unregistered Sales During the period covered by this report, the Company has sold or issued 3,832,982 shares of common stock for a total cash of $9,090,299 under Rule 506 of Regulation D.
e)	Options, Grants and Warrants During the year ended February 28, 2007, the Company issued no (0) options to its principal officers and directors in lieu of cash payments for services rendered.

Item 6. Selected Financial Data
Financial indicators
	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Year-end February 29, 2004	From Inception of Exploration Stage December 8, 2003 to February 28, 2007
Total expenses	$ 9,967,672	$ 8,778,272	$ 3,037,382	$ 29,777,080	$ 51,560,406
Net loss from continuing operations	($10,043,789)	($8,741,926)	($ 2,952,975)	($ 29,776,153)	($ 51,514,843)
Cash raised by financing activities	$ 9,090,299	$ 8,068,568	$ 3,121,651	$ 1,849,955	$ 22,130,474
Cash used in operating activities	$ 8,621,116	$ 5,610,326	$ 2,375,184	$ 4,668	$ 16,611,293
Cash and cash equivalents on hand	$ 2,390,876	$ 3,514,176	$ 2,106,580	$ 1,845,287	-
Net loss per common share: Basic and Diluted	$ (0.38)	$ (0.39)	$ (0.14)	$ (1.53)	-
Weighted average number of common shares outstanding: Basic and diluted	26,512,538	22,562,923	20,631,975	19,494,723	-
Cash dividends declared per common share	0	0	0	0	0
Property, plant and equipment, net	$ 2,227,683	$ 1,211,138	$ 412,387	-	-
Long-term debt	0	0	0	0	0
Shareholders' equity	$ 4,271,141	$ 4,612,131	$ 2,507,879	$ 1,823,802	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

(a) Overview

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

Overall Performance

Highlights for the twelve-months ending February 28, 2007 include:

Operational

- Completing aggressive exploration programs on Company properties, with some expansions from planned activity, such as more bulk sampling, IP geophysical surveys and delineation of new drill target zones on Lone Star Project, and bulk sampling on the Dominion Project; along with some adjustments from planned activities, such as a lower level of diamond drilling on Lone Star and Ultra Projects (both due to North American shortage of drilling resources) and re-scheduling of diamond drilling on the Spice Project from the winter 2006 to spring of 2007;

- Announcing new discoveries on the Lone Star and Ultra properties;

- Substantially completing the Lone Star Project scoping study and releasing results to date;

- Expanding the Dominion and Bonanza Projects by 65 mineral claims helping to further consolidate and strengthen these properties, and completing major baseline evaluation and exploration of the Dominion and Spice properties making them drill ready;

- Releasing Lone Star Project diamond drilling results that continue to increase the estimated mineralized area/resource, without yet defining limits most directions, along with the discovery of a new target zone and the identification of entirely new drill target zones for future investigation;

- Purchasing a new, flyable diamond drilling rigs, thereby managing a risk for planned and future exploration objectives;

- Completing the first stage of the test mining program on the Indian River Placer Project; the results validated placer gold estimates from previous auger drilling and confirmed the justification of an expanded test mining program in 2007 and business planning towards mine development;

- Opening the winter exploration base facility, mobilizing crews and launching the winter auger drilling program at the Indian River Placer Project with a target of 150 holes between November and April 2007.

Financial

- The loss from continuing operations for the year ending February 28, 2007 was $10,043,789 (loss of $0.38 per common share) (February 28, 2006 - $8,778,272 loss from continuing operations and $0.39 loss per common share) and cash used in operating activities for the twelve months ended February 28, 2007 was approximately $8,621,116 compared with approximately $5,610,326 for the twelve months ended February 28, 2006;

- During the year ended February 28, 2007, the Company issued restricted common stock and warrants for cash, with cash proceeds of $7,290,299 net of commissions and related expenses, which was used to finance working capital for current and future exploration activities;

- The changes in cash flow used in operations from February 2006, to February 2007, are related to the increased number of exploration projects underway in the fourth quarter ending February 28, 2007, and the scope of activities on certain of the projects as compared to February, 2006.

- Year-over-year financial indicators are outlined under Item 6 (above).

Investor relations indicators
	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Common shares issued and outstanding	29,035,782	25,202,800	21,779,800	Increase of 3,832,982 or 13.2%
Restricted shares	9,943,734	18,025,906	16,430,906 at August 31, 2005	Decrease of 8,082,172 or 44.8%
Free trading shares	19,092,048	7,176,894	6,626,894 at August 31, 2005	Increase of 11,915,154 or 166%
Warrants outstanding and exercisable	3,032,982	1,300,000	50,000	Increase of 1,732,982 or 133.3%
Share price range by low and high	Monthly range of $1.50 to $3.98	Monthly range of $2.75 to $3.40	Monthly range of $3.03 to $3.68	Not applicable
Share volume monthly high	4,223,025	2,359,551	729,450	Not applicable
Shareholders	About 5,550	About 4,200	About 950	Increase of 1,350 or 32.1%
Material event press releases and 8-K reports	36	22	24	Increase of 14 or 64%
Share options authorized and unexercised (total in reporting period)	1,580,000 authorized and issued and 400,000 authorized	1,230,000 authorized and issued and 400,000 authorized	1,200,000 authorized	350,000 authorized and issued

Share price from February 2004 to year-end February 28, 2007

(Source: Bell Globemedia Publishing Inc. 2007)

Ownership of mineral rights and resources
Project	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Lone Star	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Eldorado Placer	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None
Indian River Placer	100% ownership of 185 placer claims and 17 leases and 49% ownership of 29 placer claims	100%		Acquisition of 49% ownership of 29 claims in Q2
Indian River Conglomerate	No change	Exclusive option to acquire 75%		Project reduced by release of 26 claims
Spice	No change	Exclusive option to acquire 75%		Project expanded through staking in Q1
Ultra	No change	Exclusive option to acquire 75%		None
Dominion	100% ownership of 174 mineral claims, 55% ownership of 112 claims with exclusive option to acquire 75%, exclusive option to purchase 100% of 56 claims, and exclusive option to purchase 100% of 29 claims			New acquisitions in Q1 (85 claims) and Q2 (92 claims) and project expanded through staking in Q3 (26 claims)
Bonanza	100% registered interest			New acquisition in Q1 and project expanded through staking in Q3 (39 claims)

(b) Liquidity

The percentage of common shares that are now free trading has increased significantly. Trading volumes on the NASD.OTCBB continue to be substantial at various price levels over the course of the fiscal year ended February 28, 2007, indicating a healthy interest from investors in buying and selling.

(c) Capital resources

The Company has no material commitments for capital expenditures as of February 28, 2007. Pursuant to its business plan, resources are targeted to corporate development priorities.

At the end of the fiscal year, the cash resources of the Company remain healthy, although the volatility of share prices in the fourth quarter may impact on the ability to raise additional funds through private placements in a timely manner.

(d) Results of operations

As of February 28, 2007, the Company has a majority ownership interest in five projects and an exclusive option to explore, earn or purchase an ownership interest in three projects.

Two projects are advanced-stage exploration and early development projects:

* Lone Star Quartz

* Indian River Placer

Three projects are drill-ready, intermediate-stage exploration projects:

* Dominion Quartz

* Spice Quartz

* Ultra Quartz

Three projects are early-stage exploration projects:

* Indian River Quartz

* Bonanza Quartz

* Eldorado Placer

The summer/fall exploration season on six projects concluded towards the end of October. Consolidated assessments of results were completed in the fourth quarter ended February 28, 2007 and the following quarter. A winter exploration drilling program was started in the fourth quarter on the Indian River Placer Project. The arrangement to option mining on the Eldorado Placer Project to another placer miner was cancelled in the second quarter, and following a review of options, discussions with other parties commenced..

Following an assessment of alternatives for increasing the company's capacity to meet its planned and future diamond drilling requirements, the Company acquired a newly constructed, flyable diamond drilling rigs and has initiated plans to hire and train local crews on a phased basis. This initiative is anticipated to give Klondike Star more capacity, flexibility and control over its drilling programs. These resources would be in addition to those currently provided by other suppliers.

Klondike Star is continuing to work towards industry-standard mineralized material/mineral resource assessments, and a scoping study for the Lone Star and a business plan for Indian River Placer mining projects.

Mineral rights indicators
	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Exploration projects	8	6	2	Increase of 2 projects - Dominion and Bonanza
Quartz mining claims	2,396	1921	1753	Increase of 475 or 24.7%
Total area of quartz claims and crown grants	418.3 km2/161.5 mi2	352 km2/ 135.9 mi2	239 km2 (estimate)/ 92.3 mi2	Increase of 66.3 km2/25.6 mi2 or 18.8%
Placer mining claims	329 plus 43 mi of leases	300 plus 43 miles of leases	114 plus 60 miles of leases	29 claims or 9.7%
Total area of placer claims and leases	43.9 km2/17 mi2	42 km2/ 16.2 mi2	21 km2 (estimate)/ 8.1 km2	Increase of 1.9 km2 or 0.8 mi2 or 4.5%

Exploration and development stage by project (Footnote 1)
	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from 2006 year-end to year-end February 28, 2007
Lone Star	No change	Advanced-stage exploration, additional staking and scoping study initiated	Intermediate exploration	Diamond drilling, bulk sampling, geophysical surveys
Indian River Placer	Business planning initiated, permit applications completed, winter drilling program in progress	Advanced- stage exploration and staking	Intermediate exploration	Mine development business planning initiated, sites prepared and bulk sampling and technology processing completed
Dominion	Property acquisition, Intermediate exploration with one advanced-stage target, additional staking and property acquisition, intermediate-stage property that is drill ready with plans for expanded bulk sampling			New project and major exploration program of soil sampling, trenching, bulk sampling completed
Bonanza	Property acquisition; early-stage exploration			New project, initial information gathering and consolidation initiated
Spice	Intermediate-stage property that is drill ready	Property acquisition and drill ready		Additional staking completed, additional soil geo-chemistry and other activities; and preparations made for drilling in spring 2007
Ultra	Intermediate-stage property that is drill ready	Property acquisition, ground and airborne geophysical surveys, staking and drill ready		Modified exploration program completed with two discoveries
Indian River Conglomerate	No change	Early exploration	Property acquisition	Modest exploration program completed
Eldorado Placer	No change and project repatriated	Property optioned to joint venture		No change and project under review

Operational indicators
	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007

Diamond drill holes and total meters (feet)	23 holes totaling 2,892 meters or 9,488 feet	32 holes totaling 4,830 meters or 15,846 feet	0	Although drilling season successfully extended, drilling did not achieve target due to unavailability of diamond drilling capacity and shortage of skilled labor
Auger drill holes and total meters (feet)	141 holes totaling 967 meters (3,173 feet)	184 holes totaling 1,615 meters (5,299 feet)	90 holes totaling 811 meters (2,661 feet)	Drilling program met the target objective
Surface trenching and sampling	Full details not yet available; generally increased on Lone Star and Dominion, Trenching not available, 1095 rock samples, and 1,592 soil samples	3,986 meters (13,077 feet) trenching, 551 trench samples, 300 rock samples, 57 bulk chip samples, 388 soil samples	1,300 meters (4,265 feet) trenching, 1,024 rock samples, 1,165 soil samples	Trenching, rock and soil sampling has increased on Lone Star and Dominion projects
Assay and other analysis	Full details not yet available; generally core assay decreased, soil and other analysis increased; 1,883 core samples shipped for assay	5095 core samples from drilling, core fire assays (first round) at 1250, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	Threshold for assay requirements has been adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Health and safety incidents	1 with lost time; 1 incident with no injury or lost; 3 vehicle incidents with no injuries or lost time; 1 incident with no injury or lost time; 1 incident involving an geophysical exploration contractor	2 vehicle accidents, no injuries or lost time	2	1 contractor incident in Q1, 1 employee incident in Q2 and 5 incidents in Q3 (3 relate to early on-set of winter conditions)
Environment-al incidents	0	0	0	0

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

Advanced-stage exploration projects:

LONE STAR PROJECT

The Lone Star Project is an advanced-stage gold exploration property that is being studied for potential mine development. The Project consists of 1056 mineral claims and crown grants totaling 152 km2 (58.7 mi2). Lone Star is the largest project of six in the gold-producing Klondike region of Yukon, Canada.

The property is situated in the Tintina Gold Belt which spans Alaska and the Yukon and includes producing mines and major deposits. The Lone Star Project is located 20 km (12.4 mi) from Dawson City and is accessible by summer-maintained, graded gravel roads linking to the Klondike Highway.

First assembled by Canadian mine-finder Richard Hughes, the initial 500 mineral claims in the Klondike were optioned to Klondike Star in December 2003. It is the site of the former producing Lone Star Mine (1912-14) and decades of previous exploration.

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

Exploration results and professional analysis to date indicate that the Lone Star Project represents an extensive mineralized area with a large-tonnage, low-grade gold target augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development. The Company is working towards a mineral resource assessment consistent with industry and international standards and best practices.

Assay results from the 2005 exploration season were released sequentially October 6, 2005 to January 24, 2006. During the May to October, 2006 summer exploration program, the focus was on diamond drilling, bulk sampling, and ground and airborne geophysical surveys along with continuation of the sponsored Klondike Research Project with the Canadian University of British Columbia Mineral Deposit Research Unit (UBC MDRU).

Diamond drilling is delineating the extent of the known gold-bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland Shear between Gay Gulch and 27 Pup, and the Nugget Zone above Oro Grande Gulch.

A full-scale scoping study is in progress to assess the economic viability of the Lone Star mineral deposit, provide a baseline assessment of environmental and socio-economic considerations, along with a base case conceptual mine design, key factors such as energy and water supply, and capital and operating cost estimates.

Progressive exploration results, including the discovery of a new target, the JF Zone, were announced between December 2006 and February 2007 and a progress report on scoping study findings to date was released in March 2007 (filed with the SEC as an 8-K report, March 21, 2007). A summary report on the UBC MDRU geological studies on the Klondike region was also released in March 2007.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims and crown grants	No change	1056	500
Total area	No change	152 km2/58.7 mi2	100 km2 estimated/38.6 mi2
Drilling - no. of diamond drill holes and total meters	23 holes totaling 2,892 meters/9,488 feet; 17 holes totaling 2,100 meters/6,890 feet	32 holes totaling 4830 meters/15,846 feet	0	Drilling did not achieve target due to unavailability of diamond drilling capability and shortage of skilled labor
Bulk sampling, surface trenching and sampling	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line; Trenching not available, bulk samples not available, 470 rock samples, and 134 soil samples	14 trenches totaling 2858 m3/3,738 yd3, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3/1,700 yd3, 1,024 rock samples, 1,165 soil samples	Substantive increase in bulk sampling; completion of IP survey
Assay and other analysis	2866 core samples shipped for assay; 1,883 core samples shipped for assay	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	The threshold for assay requirements was adjusted based on prior year experience, thus significantly reducing the volume of assay required.
Ownership	No change	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

During the year-ended February 28, 2006, the stage of exploration moved to advanced exploration including diamond drilling, bulk sampling and on-site processing, and the initiation of a scoping study.

Assay results from the 2005 exploration season were released sequentially October 6, 2005 - January 24, 2006, and the majority of the results from the 2006 season were released in Q3.

The 2006 summer exploration program ran May through October as planned. Diamond drilling, bulk sampling, as well as a major geophysical survey proceeded alongside a scoping study to further delineate the potential mineral resource/reserve and assess the economic viability of the mineral deposit. New infrastructure, including a camp accommodation annex, a fitness and recreation centre, and expanded kitchen and dining facilities were constructed in the vicinity of the Eldorado Camp.

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

The exploration program was supplemented with ground and airborne IP geophysical surveys and extensive bulking sampling.

A consolidated assessment, preliminary analysis and an exploration plan for 2007 were completed in the first quarter of the year-ended February 28, 2008.

INDIAN RIVER PLACER PROJECT

The Indian River Placer Project is an advanced-stage placer gold exploration property. It is located 40 km from Dawson City in the heart of the Klondike gold-producing region of the Yukon, Canada. The Company's goal is to develop a large-scale placer mine.

The Indian River Placer Project consists of 214 mineral claims plus 17 leases totaling 37 km2 (14.3 mi2). The Indian River is emerging as one of the active areas of new investment and productive placer mining in the Klondike region. With the exception of a 49% interest in a small group of 29 claims acquired in the second quarter, Klondike Star holds 100% ownership of the project.

During the 2005-2006 winter drilling program, the Company completed 184 holes (double the 2004-2005 drilling) for a cumulative total of 274 holes or 2,426 meters. The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

During 2006, the shift was made from winter exploration (drilling) only to bulk sampling and testing mining using conventional processing technology (for throughput and gold recovery). This proceeded alongside pre-production activities, including the preparation of business plan to determine the economic viability of the mineral deposit.

Using a newly acquired trommel, 2006 summer bulk sampling and test processing was conducted on one site prepared for this purpose through stripping, clearing and permitting. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. Initial results from the first stage of test mining were announced in November 2006. The Company believes the test mining results, at this one site, correlate and improve on the general findings of the previous drill-holes on the site. The grade indicated by auger drilling is only an indication of true grade, and in the Company's opinion, it must be checked and calibrated by test mining. The test resulted in the recovery of 45.08 ounces of raw placer gold. A conventional sluicing system was used to assess throughput and gold recovery, and the findings will be used in mine planning.

Klondike Star completed upgrading and extension of the access road, set up a camp, and prepared additional bulk sample test sites for the 2007 test mining program, to commence following spring break-up. The third consecutive winter drilling program commenced in late November 2006 and concluded in April 2007. A total of 141 auger drill holes were completed, almost entirely in the main target zone. Results are currently being compiled and analyzed.

Permit applications to facilitate future mining operations have been submitted and are under review by environmental assessment and regulatory authorities. Based upon conventional mining methods and the nature of the permitting regime for placer mining, it could be feasible to bring a placer mine into production in the short-term. A placer mining operation could generate cash flow for the Company to finance its major exploration and development initiatives.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	214 claims and 17 leases	185 claims and 17 leases		Increase of 29 claims or 16%
Total area	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)		Increase of 2 km2 (0.8 mi2) or 5.7%
Drilling - no. of auger drill holes and total meters	141 holes totaling x meters/y feet (winter season November - April)	184 holes totaling 2,426 meters/7,959 feet (winter season December - April)	90 holes totaling 811 meters/2,661 feet (winter season December - April)	Increases cumulative drilling to 415 holes totaling x meters/y feet
Bulk sampling	1 site of 7,249 cubic yards processed	None		Completion of initial phase of first-ever bulk sampling and test mining program
Ownership	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%		Addition of 49% ownership in block of 29 claims

Intermediate-stage exploration projects:

DOMINION PROJECT

An intermediate-stage gold and silver exploration project at the headwaters of Dominion Creek, the Dominion Project consists of 371 claims totaling 62.8 km2 (24.2 mi2). Klondike Star holds 100% or majority interest in 286 claims and an additional exclusive option to purchase an undivided 100% interest in 85 claims acquired in the first quarter ending May 31, 2006 and the and second quarter ending August 31, 2006.

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

Since 1999, a portion of the property has been explored by KSL Exploration (Yukon) Limited, including drilling, soil sampling and trenching. Before that, United Keno Hill Mines Limited, a longstanding operator of gold and silver properties, such as the Elsa and Keno Hill mines, invested significant effort on the other portion of the property. Significant exploration work has been conducted on the J.A.E. claim block by successive owners. Regional and project-specific infrastructure includes good seasonal road access.

The area covers several mineralized vein systems, some shafts and a long tunnel, and has been the subject of percussion drilling, soil geochemistry and trenching. Various broad zones of disseminated mineralization have been identified. The 2006 exploration objective was to consolidate and ground-truth previous exploration results, advance knowledge of the mineral resources, take advantage of extensive trenching in situ, identify future drill targets on a systematic and expedited basis, and consolidate the property and mineral interests through a strategic claim staking program. Activities included detailed mapping, extensive chip and soil sampling and geochemistry, evaluation of more than 60 existing trenches and assessment of selected targets, and bulk sampling and processing through the Eldorado test plant. A satellite camp was installed to support project operations.

The 2006 field work confirmed the presence of multiple, continuous gold-bearing structures that warrant testing by drilling.  In addition, several significant new gold-in-soil anomalies were identified in areas with no apparent prior exploration.

Drilling is proposed for 2007 at the JAE claim block. This lies at the headwaters of Dominion, Gold Bottom and Hunker creeks, all of which have been significant producers of placer gold, and are still being actively mined.  This area of the Dominion project hosts at least seven parallel gold and silver vein zones within an area of highly anomalous soil geochemistry that measures about 1.5 km by 1 km (0.9 mi by 0.6 mi).  Two of these zones, the Mitchell and Sheba have been outlined along hundreds of meters of length by previous exploration efforts since 1900, including numerous trenches and shallow shafts, direct shipping of hand selected silver-rich ore (7.2 tonnes averaging 6090 g/t silver = 178 oz/ton), soil geochemistry and geophysics.  Only three shallow drill holes, directed at the high-grade silver, have previously been drilled on the property.  It is expected that further surface work on the other parallel zones will result in additional drill targets, possibly during the 2007 program.

Work at JAE in 2006 included extending the soil geochemical anomaly to the southwest, mapping and chip sampling various new and existing trenches, and processing two bulk samples from the Mitchell and Hunker Dome zones.  The Mitchell sample consisted of 5.7 tonnes of rusty schist without quartz veining, and returned 1.3 g/t gold.  This indicates potential for bulk mineable material beyond the higher grade veins.  The Hunker Dome zone bulk sample consisted of 2.3 tonnes across several narrow quartz veins, and returned 4.0 g/t gold.

Klondike Star tested claims to the southeast of the JAE area with widespread MMI soil geochemical survey lines, identifying several large areas of gold in soil anomalies, up to 500 meters by 1000 meters.  The surveys successfully confirmed some areas with known mineralization, and identified new areas with no evidence of previous exploration.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	371	168	112	claims or %
Total area	62.8 km2 or 24.2 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	29.3 km2 or 11.2 mi2 or 87.5%
Ownership	- 100% ownership of 174 claims - 55% ownership of 112 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 56 claims - exclusive option to acquire 100% of 29 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	- 100% ownership of 174 claims - exclusive option for 100% ownership of 56 claims
Exploration activity	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking			First year of comprehensive exploration program
Bulk Sampling	2 bulk samples totaling 8 tonnes			Completion of initial phase of first-ever bulk sampling

SPICE PROJECT

The Spice Project is an intermediate-stage gold exploration project that has moved to a drill ready stage of exploration. As of February 28, 2007, the Spice Project consists of 51 mineral claims totaling 10.9 km2 (4.2 mi2 ). The property is located 28 km east of Ross River and 8 km south of the North Canol Road in the Watson Lake Mining District, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

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

Since acquiring the Spice properties, Klondike Star has stepped up exploration efforts, and in the first quarter/spring 2006, a staking program also increased the land base to 51 mineral claims totaling 10.9 square kilometers (4.2 square miles), an increase of 63%. Exploration to date has involved till, soil, silt and rock geochemistry, hand/blast pitting and trenching, ground magnetic, induced polarization/resistivity and VLF-EM geophysical surveys, and during the third quarter 2006 included additional soil geo-chemistry, a property evaluation, the delineation of drill targets and petrography.

The property is drill ready and a diamond drilling program of identified targets will proceed in the spring of 2007.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	51	32	0	19 additional claims or 59.4%
Total area	10.9 km2 or 4.2 mi2	6.7 km2 or 2.6 mi2	0	Increase in area of 62.7%
Exploration activity	Soil geochemistry and identification of targets for planned drill program			Additional property evaluation and specific plans for diamond drilling program
Drilling - no. of diamond drill holes and total meters	Drill targets identified for spring 2007 drill program	0	0	None
Ownership	No change	Exclusive option for up to 75% ownership	0	New acquisition in 2006

ULTRA PROJECT

The Ultra Project is an intermediate-stage base and precious metals exploration project that has moved to a drill ready stage in exploration. Following additional staking in the fall of 2005 and the fall of 2006, the Ultra Project consists of 404 mineral claims totaling 82 km2 (31.7 mi2). The targets include VMS zinc-copper-silver-gold and poly-metallic nickel-copper-platinum-palladium-gold. Two significant discoveries were announced following 2006 exploration.

The property is located in southwest Yukon, 42 km (26.1 mi) northwest of Haines Junction, Yukon, Canada, only 140 km (87 mi) from a deepwater port. Ten kilometers (6.2 miles) west of the Alaska Highway, it is accessible by rough gravel road. It is near the former nickel-platinum Wellgreen Mine. Ultra is also in the same geological zone as the world-class zinc-copper-gold Windy Craggy deposit in northern British Columbia.

In February 2007, based on the 2006 exploration program, the Company announced the discovery of two volcanogenic massive sulphide zones including a major VMS horizon with economically interesting grades and widths. The massive sulphide grades up to 3.23% copper, 6.75% zinc, 17.8 ppm silver and 0.15 ppm gold over a 4 meter thickness. Maximum values of 13.4% copper, 6.75% zinc, 56 ppm silver and 0.25 pp. gold were obtained from one zone. The second zone reported results of 11.54% copper, 1514 ppm zinc and 7.2 ppm silver over a three meter thickness.

The property is drill-ready based on a multi-year investment in prospecting, mapping, sampling, airborne and ground geophysical surveys and geochemistry analysis.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	No change	404 claims	0	None
Total area	No change	82 km2 or 31.7 mi2	0	None
Drilling	Drill sites prepared	0	0	None
Surface trenching and sampling	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0	Doubling of rock samples and new soil sampling and trenching activity
Ownership	No change	Exclusive option for up to 75% ownership	0	None

During the 2006 exploration program, beep mat survey was also conducted, along with hand trenching, blast trenching and soil geo-chemistry. Although specific sites were prepared, diamond drilling was deferred due to unavailability of required technical services including skilled labor.

Early-stage exploration projects:

BONANZA PROJECT

On May 19, 2006, Klondike Star acquired a controlling interest in 269 mineral claims in the Klondike region of the Yukon, Canada. Known as the Bonanza Project, the property totals 40.1 km2 (15.5 mi2). It is located in the heart of the Klondike gold fields and proven gold producing ground, 10 km from Dawson City.

Since 1999, building on previous exploration efforts, the property has been explored by KSL Exploration (Yukon) Ltd, a wholly-owned subsidiary of Klondike Source Limited, and PacRim Resources Limited (formerly Barramundi Gold Ltd.) using advanced-exploration techniques, geological mapping and geochemical soil surveys.

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

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	308	0	0	New acquisition with 39 additional claims staked in Q3
Total area	47.0 km2 or 18.1 mi2	0	[0]	New acquisition increased by 5.9 km2 or 2.6 mi2 in Q3
Ownership	100% registered	0	0	New acquisition

INDIAN RIVER CONGLOMERATE PROJECT

The Indian River Quartz Project is an early-stage gold exploration property for the Company. The property is located 40 km (24.9 mi) from Dawson City in the heart of the Klondike gold-producing region of the Yukon and the Tintina Gold Belt spanning Alaska and the Yukon. Access to the region is by good gravel road.

Additional geological mapping, rock and soil sampling and geochemistry analysis, trenching and a magnetometer survey were completed from May to September 2005. Auger drilling provided bedrock samples between January and April 2005. This work built on extensive reconnaissance and geological mapping, bulk sampling, diamond drilling and core analysis, and geochemical surveys completed by previous exploration companies.

During 2006, additional baseline work was undertaken to consolidate and ground-truth previous exploration results, with the focus on two claim blocks. The first involved an eastern extension of 2005 soil and rock sampling done to determine the presence of gold anomalies on the property (Reka claim block). The second (RMB claim block) pursued 2005 rock chip assays with elevated PGM values, targeting platinum group minerals to identify any PGM, as well as Ni, Cu and Au targets.

Mineral claims with low probability of having exploration value were released.

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	179 claims	205 claims	0	26 claims or 12.7% were released in Q3
Total area	62.1 km2 or 24.0 mi2	67.3 km2 or 26 mi2	0	Reduction of 5.2 km2 or 2 mi2
Drilling - no. of auger drill holes	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	Modest exploration activity to date
Assay and other analysis	Not available	36 rock samples, 333 soil samples	0	None
Ownership	No change	Exclusive option for up to 75%	0	None, although total project area reduced

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

	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2006 to year-end 2007
Total claims	No change	115 claims	114 claims	None
Total area	No change	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2	None
Ownership	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

Future financial condition

Since 2003, the Company has raised capital successfully by way of private placements. Through recent placements and warrants, the Company expects to have the resources necessary to expand its exploration program, acquire new properties and move ahead with mining feasibility planning and development. The Company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future. Commencing placer mining on the advanced-stage Indian River Placer Project would create a positive cash flow and change the status of the company to that of a producer.

Sales of unregistered securities by period	Total common shares sold	Total cash value of shares sold ($USD)
Year ended February 29, 2004	1,040,000	2,600,000
Year ended February 28, 2005	1,090,000	2,725,000
Year ended February 28, 2006	3,423,000	8,029,068
Year ended February 28, 2007	3,752,982	9,090,299

Company policy is to expense mineral rights acquisitions and exploration activities to prove up resources and reserves as mineral exploration expenditures. At year-end, the Company owns the right to explore 463 km2, or 179 mi2 of mineral claims and leases. At February 2006 year end, the Company owned the right to explore 394 km2, or 152.1 mi2 of mineral claims and leases. At the first quarter ended May 31, 2006, the Company owned the right to explore 439 km2 or 169.2 mi2 of mineral claims and leases. At the second quarter ended August 31, 2006, the Company owned the right to explore 463 km2, or 179 mi2 of mineral claims, crown grants and leases. At the third quarter ended November 30, 2006, the Company owned the right to explore approximately 463 km2, or 179 mi2 of mineral claims, crown grants and leases.

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

7 Year Gold Price, January 1, 2000 to February 28, 2007

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

Resource Sector Outlook

There has been substantial activity within the Mines and Metal Sector during the year-ended February 28, 2007.  Many major mining companies have been involved in take-over battles as the industry consolidates and shapes new 'super' mining giants at the top of the industry.

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

Current gold price forecasts by GFMS Ltd. and TD Economics suggest that prices will range between $US 643 and $US 675 to the end of calendar 2007. (Sources: GFMS Limited Gold Survey 2006 Update 2, January 18, 2007 cites $US 643 over period of January 1, 2007 to June 30, 2007; and, TD Economics Quarterly Commodity Price Report, February 5, 2007 cites $US 650 - 675 over period of April 1, 2007 to December 31, 2007)

In 2006, the average price of gold was $US 603.93. During the first two calendar months of 2007 daily gold prices averaged $647 .16, ranging from a low of $US 608.40 to a high of $US 685.75. (Source: World Gold Council, London PM Fix) The three-year moving average for the price of gold as of February 29, 2007 was $US 499.50. (Source: World Gold Council, London PM Fix over period of March 1, 2004 to February 28, 2007)

Management believes that the market price for gold will remain strong, despite the recent fluctuations, given fundamental concerns about the demand/supply gap, declining central bank reserves, persistent currency debasement, geo-political strife and commodity inflation. The company maintains a view that market conditions across the board will keep metal prices strong and lead to higher metal prices in the future.

Corporate governance matters

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

The Board met seven times during the year for regular quarterly and special meetings and a strategic planning session. The Audit Committee met on five occasions and the Environment, Health and Safety Committee meet twice.

(e) Off-balance sheet arrangements

There are no arrangements to report on.

(f) Tabular disclosure of contractual obligations

Contractual obligations
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	0	0	0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's functional currency is U.S. dollars. Monetary assets and liabilities of the Company's foreign operations ar translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the year. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Item 8. Financial Statements and Supplementary Data

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

February 28, 2007

KLONDIKE STAR MINERAL CORPORATION

February 28, 2007

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Board of Directors

Klondike Star Mineral Corp.

Whitehorse, Yukon

Canada Y1A 7A2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Klondike Star Mineral Corp. as of February 28, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from December 8, 2003 to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corp. at February 28, 2007 and 2006 and the results of its operations, stockholders' equity, and cash flows for the years then ended and for the period from December 8, 2003 to February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

May 25, 2007

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

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

February 28, 2007

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

Accounting Pronouncements - Recent

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159. "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statement No. 87,88,106, and 132(R)" (hereinafter "SFAS No 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. A liability has been recorded in the accompanying financial statements for accrued vacation leave. No liability has been recorded in the financial statements for sick leave, personal days off, because of the relative immateriality of this obligation at the date of the balance sheet.

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($85,485 US dollars at February 28, 2007). At February 28, 2007, the Company exceeded the FDIC insured amount by approximately $281,000 and exceeds the CIDC insured amount by approximately $1,907,000 U.S.

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

At February 28, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding February 28, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2007.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2007.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of February 28, 2007, the exploration costs expensed during the Company's exploration stage have been approximately $11,226,000. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See Note 3.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $10,044,000 for the year ended February 28, 2007 and has an accumulated deficit of approximately $51,519,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expenditure projections of $11,000,000 for fiscal year ending in 2008. The Company has approximately $2,391,000 in cash at February 28, 2007.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to ten years. The following is a summary of property, equipment, and accumulated depreciation:

	Balances as at February 28, 2007
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value February 28, 2006	Net Book Value February 28, 2005

Depreciable Capital Assets:
Movable structures	$ 953,903	$ 256,636	$ 697,267	$ 579,123	$ -
Leasehold improvements	799,512	182,724	616,788	207,178	188,429
Vehicles	395,478	166,609	228,869	137,185	25,407
Heavy equipment	290,294	14,040	276,254	-	-
Equipment	287,963	119,040	168,923	107,618	24,232
All-terrain vehicles	123,606	77,157	46,449	49,322	39,058
Trailers	94,550	26,200	68,350	24,290	32,387
Computer equipment	39,822	23,926	15,896	19,854	15,416
Computer software	19,333	11,768	7,565	7,792	7660
Furniture and fixtures	19,527	6,187	13,340	8,523	9,943
Pack horses	18,057	7,425	10,632	14,242	13,845
Total Depreciable Assets					356,377

Non Depreciable Capital Assets:
Gold samples	77,350	-	77,350	56,010	56,010
Total Capital Assets	$ 3,119,395	$ 891,712	$ 2,227,683	$ 1,211,137	$ 412,387

Total depreciation expense for the year ending February 28, 2007 and 2006 is $576,000 and $252,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders or directors pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing, and are due on demand. Related party payables totaled $110,148 and $14,465 at February 28, 2007 and February 28, 2006, respectively. During the year ending February 28, 2007, the Company included in mineral exploration expense $1,033,734 ($298,967 for the year ended February 28, 2006) in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value. During the year ending February 28, 2007, the Company included in mineral exploration expense payments to a director of $17,883 ($Nil in 2006).

Effective June 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse ("the Owner"), for the shelter of pack horses and an office. The right of occupancy term is five years, renewable yearly thereafter. Rent is $1 per month. Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company's sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company. At the expiration of the lease, the Owner is obligated to pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly installments without interest.

Leaseholds improvements, which total approximately $800,000 as of February 28, 2007, have been made to the barn and office.

NOTE 5 - INCOME TAX

At February 28, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $6,153,000 (2006 - $2,947,000) principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at February 28, 2007. The significant components of the deferred tax asset at February 28, 2007 and February 28, 2006 were as follows:
	February 28, 2007	February 28, 2006	February 28, 2005
Net operating loss carry forward	$ 18,098,000	$ 8,667,000	$ 2,800,000

Deferred tax asset	$ 6,153,000	$ 2,947,000	$ 952,000
Deferred tax asset valuation allowance	(6,153,000)	(2,947,000)	(952,000)
Net deferred tax asset	$ -	$ -	$ -

At February 28, 2007, the Company has net operating loss carry forwards of approximately $18,098,000 ($8,667,000 in 2006), which expire in the years 2019 through 2026. The Company recognized approximately $613,000 ($2,777,610 in 2006) of losses from stock options for compensation in fiscal 2007, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 28, 2006 to February 28, 2007 was $3,206,000 ($1,995,000 in 2006).

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The Company previously issued 2,000,000 preferred stock convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At February 28, 2007 and 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

On January 12, 2007 the Company modified the terms of the issued and outstanding preferred stock. Each Series A convertible preferred stock ("Series A") is convertible into one (1) common stock and one (1) Series B preferred stock; non-cumulative, non-dividend bearing, non-voting and is subordinate to common stock in the event of liquidation, dissolution, or wind-up. Each Series A shall be convertible, at the holders option, into one share of common stock and one share of Series B preferred stock, in the event the Company receives a notice of tender, as defined pursuant to Regulation 14D of the Securities Exchange Act of 1934, to purchase the majority of the issued and outstanding common stock of the Company. The Company shall not issue fractional shares of common stock resulting from conversion; a cash payment in lieu of fractional shares shall be made. The conversion price shall be adjusted for any common stock dividends, subdivisions, combinations, or other adjustment.

Series B preferred stock is non-dividend bearing, non-convertible into any other class of Company stock, and is not eligible to participate in the distribution of Company assets in the event of liquidation, dissolution, or wind-up. Each Series B preferred stock is entitled to vote for directors either at special or annual general meetings of shareholders. Each Series B preferred stock is entitled to vote such number of votes per share as shall equal four (4) shares of common stock.

At February 28, 2007, the Company had no Series B preferred shares issued and outstanding.

NOTE 7 - COMMON STOCK

As approved by the shareholders at the Company's 2006 annual general meeting, the Company's authorized common stock was increased to 120,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At February 28, 2007 and February 28, 2006, the Company had 29,035,782 and 25,202,800 shares of common stock outstanding, respectively.

During the year ended February 28, 2007, the Company sold through private placements 800,000 common shares at $2.50 per share for net cash proceeds of $1,800,000 and sold 3,032,982 common shares and warrants at $2.75 per unit for total net cash proceeds of $7,290,299.

During the year ended February 28, 2007, the Company issued a private placement memorandum to issue up to 7,500,000 common stock of the Company, at a per share purchase price equal to the closing price of the Company's common stock as quoted on the OTCBB, as of the date of purchase of the shares. As of February 28, 2007, the Company had issued no shares against this private placement memorandum.

From inception as an exploration stage company, the Company has paid commissions on sale of stock in the amount of $2,242,390.

During the year ended February 28, 2006, the Company sold through private placements 50,000 common shares at $1.25 per share for total cash proceeds of $62,500; 2,073,000 common shares at $2.50 per share for total net cash proceeds of $4,574,600; and 1,300,000 common shares at $2.75 per share for total net cash proceeds of $3,391,700.

During the year ended February 28, 2005, the Company sold through private placements 1,090,000 shares of its common stock at $2.50 per share for total net cash proceeds of $2,371,607. Also during the year ended February 28, 2005, the Company issued 200,000 shares of common stock having an intrinsic value of $2.50 per share for a total value of $500,000 as part of a mineral rights acquisition agreement.

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

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue up to 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. Using the Black-Scholes formula, the Company made the following assumptions to value the warrants for the year ended February 28, 2007: risk-free interest rate of 4.5%; volatility of 31%; life of one year; no dividends.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.0 years	$ 3.50
Issued	3,032,982	0.4 years	3.50
Exercised	-		-
Rescinded or expired	(1,300,000)		3.50
Outstanding and exercisable, February 28, 2007	3,032,982	0.4 years	$ 3.50

At February 28, 2007, the Company had sold 4,332,982 units.

NOTE 8 - STOCK-BASED COMPENSATION AND STOCK OPTIONS

During the year ended February 28, 2007, the Company granted options to employees to purchase a total of 250,000 shares of common stock at $2.50 per share. These shares are fully vested and exercisable over a five year term. The Company recognized employee compensation expense of $437,500. The Company also granted options to consultants to purchase a total of 100,000 shares of common stock at $2.50 per share and recognized $175,000 compensation expense during the year.

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

Following is a summary of the status of the stock options during the year ended February 28, 2007:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2004	-	$ -	-	$ -	-	$ -
Granted	1,200,000	1.00	-	-	1,200,000	1.00
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2005	1,200,000	1.00	-	-	1,200,000	1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at February 28, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at February 28, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the nine months ended February 28, 2007		$ 1.75		$ -		$ 1.75

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During the year ended February 28, 2007, the Company entered into an agreement with JAE Resources Ltd to acquire a 100% option on certain quartz claims within the Klondike region, Yukon Canada, with future cash payments of $35,000 CDN by May 31, 2007; $50,000 CDN by May 31, 2008; $60,000 CDN by May 31, 2009; $80,000 CDN by May 31, 2010; and work commitments totaling $300,000 CDN on the property before May 31, 2011. The Company is required to pay a royalty equal to 3% of net smelter returns.

During the year ended February 28, 2007, the Company entered into an agreement with joint ventures collectively referred to as 19651 Yukon Inc. to acquire an option for a 49% interest in certain placer properties within the Klondike region, Yukon, Canada. The option agreement requires future annual payments of $7,875 CDN by June 29 for the years 2007 to 2010. The Company is entitled to charge a 15% administration fee on certain exploration work incurred on the properties.

During the year ended February 28, 2007, the Company acquired from Klondike Source Limited (NSX: KSL) subsidiary, KSL Exploration (Yukon) Limited, the exclusive right to purchase an undivided 100% interest in one or more claims in the DOM block located at Hunker Dome block located at Hunker Dome in the eastern part of the Klondike goldfield. The purchase price for the entire group of 56 claims is $500,000 CDN. Purchase of any claim or claims will entitle KSL to a royalty of 2.5% of net smelter returns.

During the year ended February 28, 2007, the Company modified the agreement with a contractor, for project management for media and investor relation services, originating in 2005, to grant stock options in lieu of shares. The Company originally agreed to issue 100,000 shares at $2.50 per share, with 50,000 shares issued upon signing of the contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At February 28, 2007, no shares have been issued on account of this agreement.

During the year ended February 28, 2007, the board of directors modified the terms of the stock awards to certain consultants to granting of stock options, fully vesting upon award. The Company has previously recognized $250,000 expense against these stock awards. The board of directors also approved the granting of stock options to certain consultants, subject to filing certain documentation with the Securities and Exchange Commission.

During the year ended February 28, 2006, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement was subject to a one-time payment of $28,300 for staking costs and a 10% royalty on future production.

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

During the year ended February 28, 2006, the Company amended an agreement originating in October 2004, with a privately held company, which received the first right of refusal to purchase the majority of gold produced by the Company from the Klondike Mining District at a 2% discount from the LME spot price. The right of first refusal is subject to the Company proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company agreed to purchase 1,000,000 shares of the Company's common stock at $2.50 per share before February 28, 2006. The Company granted an extension to the privately held company to purchase the 1,000,000 common shares. Further, subject to the execution of agreements giving effect to the transactions contemplated in the agreement, the privately held company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

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

As of February 2006, the Company had not received the full consideration related to this agreement. The private company purchased some but not all the shares offered under the original agreement. Therefore, the Company deemed this agreement to be closed, while noting that the agreement has a history of modification. The Company believed that future negotiations were possible. As of the 10-QSB filing for the period ending November 30, 2006, the Company reported it entered into negotiations to reactivate the agreement and received cash towards the purchase of 200,000 common shares at $2.50 per share. On February 26, 2007, following an agreement being reached with the privately held company, the Company granted an extension for completing the purchase of a total of 1,000,000 at $2.50 per share, to February 28, 2007. The private company completed the purchase of the balance of the 1,000,000 shares on February 28, 2007.

The Company anticipates further negotiations with the private company with regard to the time periods in which rights to purchase additional shares may be exercised.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end, the Company incorporated a wholly owned subsidiary under the Canada Business Corporation Act.

Subsequent to year end, the Company approved a private placement memorandum for the issuance of 13,000,000 shares of common stock at $2.25 per shares under Regulation S, with the offering expiring on or before July 6, 2007.

Subsequent to year end, the Minister of Petroleum, Arab Republic of Egypt, announced that the Company was awarded an exploration and exploitation concession in the Arab Republic of Egypt, subject to finalization of an agreement and approval by the People's Assembly of Egypt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years and subsequent period, there has been no change and no disagreements, with independent accountants engaged to audit financial statements.

Item 9A. Controls and Procedures

Company management has reviewed the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of February 28, 2007 ("evaluation date"). The Company has developed and implemented a number of policies and procedures to assist in the consistent application of internal controls. This includes the Board of Directors Charter, the Audit Committee charter, the Code of Business Ethics and Conduct, and the Authorization Policy. The Company has financial reporting procedures in place to assist in ensuring reliable and accurate information is provided to shareholders and potential investors and to ensure compliance with financial reporting regulatory oversight bodies. Based upon that review, Management has concluded that company disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information disclosed in reports filed under the Securities Exchange Act of 1934. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls, in a negative manner, subsequent to the evaluation date.

In anticipation of the requirement to complete and disclose Management's assessment regarding internal controls over financial reporting in the annual report for the year-ended February 28, 2008, the Audit Committee has approved a project charter including terms of reference, deliverables, timetable and establishment of a steering committee to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (SOX) and expedite necessary remediation, if any. It is supported by a team led by an independent, registered accountant. The Company's objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs through the organization. Management believes that executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence.

Item 9B. Other Information

The following announcements, made by press release and distributed over various wire services, the Company website and shareholder and potential investor distribution, may have qualified for disclosure on a Form 8-K during the fourth quarter of the year ended February 28, 2007:

- Klondike Star Discovers New Mineralized Zones at Ultra Project issued February 15, 2007;

- Klondike Star Discovers New Mineralized Zone at Lone Star Gold Project issued February 8, 2007;

- Klondike Star Releases Bulk Sampling Results including 1.33 G/T over 24 Meters issued February 1, 2007;

- Klondike Star Releases Final 2006 Drilling and Lone Star Project Mineralization Still Expanding without Limits issued January 18, 2007;

- Klondike Star Not Aware of any Developments to Account for Stock Volatility - Company Exploration Projects & Financing Remain on Track issued December 22, 2006;

- Klondike Star Announces Major Step-out Drilling at Lone Star issued December 21, 2006.

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors

Name	Age	Positions Held	Date of Election or Designation	Current Term of Office
Hans Boge, P.Eng.	56	Chair	September, 2003	Three years ending November 2009
Donald W. Flinn, P.Eng.	63	Director	February, 2004	Three years ending November 2009
Sergei Doodchenko, P. Eng	71	Chair, Environment, Health and Safety Committee; Member, Audit Committee	October, 2006	Two years ending November 2008
Dr. Albert Khelfa	62	Chair, Audit Committee; member, Environment, Health and Safety Committee	October, 2006	Two years ending November 2008
Ayman Shahin	44	Member, Audit Committee	January, 2007	Until AGM November 2007

(b) Identification of executive officers

Name	Age	Positions Held	Date of Designation	Term of Office
Hans Boge, P.Eng.	56	President, Chief Financial Officer, Secretary	September, 2003	At pleasure
Donald W. Flinn, P.Eng.	63	Vice-President, Operations	February, 2004	At pleasure
Collin Young, CA	42	Comptroller	August, 2004	At pleasure
Barbara Stevenson	59	Assistant Corporate Secretary	November, 2005	At pleasure

(c) Identification of certain significant employees

The Registrant has no other significant employees.

(d) Family relationships

There is no family relationship between directors, executive officers, or persons nominated or chosen by the Registrant to become a director or executive officer

(e) Business experience

(1) Background.

Hans Boge, P. Eng. Boge is a civil engineer, and founder and president of Boge and Boge (1980) Ltd., a consulting engineering firm started in 1976. The company's major clients in the mining sector include Inco and Hudson's Bay Mining and Smelting. In the gold mining sector, customers have included Placer Dome, Campbell Red Lake Mines, Dickensen Mines (now GoldCorp), and Bissett Gold Mine. He is co-founder and president of Canadian Project Management Team Inc., a project development and management service firm developing activities in Ghana and Egypt. Boge is a co-founder of Langreen (1984) Ltd., a construction company operating in Manitoba and Ontario; and is president of Diaser Management (2006) Ltd., a firm providing design-build services to the mining and agricultural processing industries.

Donald W. Flinn, P. Eng. Flinn is a civil engineer, with over forty years business experience in the private and public sectors as an owner/operator of construction companies, a consulting engineer, a corporate executive and a project manager. He is president and CEO of Innovative Construction Technologies, Inc. and former Managing Director of Energy Solutions Centre Inc. of Whitehorse, Yukon. The Centre won several national awards for its performance in energy conservation, renewable energy solutions and greenhouse gas emission reduction. Flinn is past president of the Association of Professional Engineers of Yukon, a former provincial member of the Canadian Standards Association (CSA), and a former Technical Director for the Canadian GeoExchange Coalition, a federally incorporated company.

Sergei Doodchenko, P. Eng. Doodchenko is a mechanical engineer with over forty years of business and engineering experience in the mining, agricultural processing, oil, forestry and international development sectors. Currently president, Diaser Consulting Ltd. he spent the last twenty years as owner/operator of an engineering and design/build construction company undertaking major projects in various Canadian jurisdictions, the United Arab Emirates, Indian, Kazakhstan and Turkey.

Dr. Albert Khelfa. A senior management and international development consultant since 1994, Khelfa has multiple degrees and diplomas in dental surgery, biology, natural sciences, business administration and education from the University of Cairo, the University of Quebec and the University of Montreal. His career encompasses significant experience in developing business and trade relations, negotiating joint ventures and other commercial ventures, management training programs, and conducting market and feasibility studies at the international level. These projects and activities have extended to Canada, Egypt, Algeria, Rwanda, Ivory Coast, North Africa, the Middle East, Europe and the United States.

Ayman Shahin. Effective January 8, 2007, the Board of Directors appointed Shahin as a Director and member of the Audit Committee. Currently Head of Treasury for ARY Traders, Dubai, U.A.E., Ayman Shahin has a strong understanding of financial and physical precious metals markets developed over a period of fifteen years from working with major bullion houses in four major centers for the industry - Toronto, New York, London and Dubai. Shahin has worked with Rudolf Wolff UK, Lehman Brothers Inc. NY, the Republic National Bank NY, and the Canadian Imperial Band of Commerce as a senior bullion dealer, proprietary trader, foreign exchange and bullion consultant variously. Shahin's educational background includes the CSC, COC and CFE from the Canadian Securities Institute, studies for an MBA from the Monetary Institute of International Studies, and a Bachelor of Science.

Collin Young CA. A chartered accountant registered with the province of Alberta and the Yukon Territory, Collin Young CA has more than 17 years experience in public and private practice as a financial accountant, manager of a regional accounting practice, chief financial officer, auditor, and management consultant for a national accounting and consulting firm, Revenue Canada, a crown development corporation, an energy services company, and various private, community, university, regional hospital, First Nation, public sector clients, including the Yukon Mineral Advisory Board and the predecessor to the Yukon Department of Energy, Mines and Resources.

Barbara Stevenson. As a business and financial administrator, information technology specialist and educator, Barbara ("Bobbi") Stevenson, has several university degrees and college diplomas, and more than 40 years experience in business management, information systems, financial services in the private and public sectors in the United States and Canada, as well as the administration of the self-regulated Association of Professional Engineers in the Yukon Territory.

(2) Directorships

Effective March 16, 2007, Hans Boge, P.Eng. and Donald W. Flinn, P.Eng. were apppointed directors of a wholly owned Canadian subsidiary company, Klondike Star Canada Inc., established under the Canada Business Corporations Act.

(f) Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years. There are no material proceedings to which any of the nominated directors is an adverse party to the Company, or has a material interest adverse to the Company.

(g) Section 16(a) Beneficial Ownership Reporting Compliance

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

(h) Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to its principal executive officer, principal, financial officer, principal accounting officer or controller, or persons performing similar functions. The Code was adopted effective November 29, 2005 and is posted on the Company website www.klondikestar.com in the corporate governance section under About Us.

(i) Nominating committee

The Board as a whole fulfills the role of a nominating committee. As it is a small board of five directors of whom 3 are independent directors, this is considered an appropriate and effective approach. The Board will consider director candidates recommended by shareholders as long as a nomination has the consent of the nominee and is received in sufficient time with adequate levels of information for it to be dealt with at an annual general meeting of shareholders in accordance with the proxy and information statement and shareholder notice requirements.

The Board of Directors Charter, adopted November 29, 2005 sets out director qualifications. Nominees for director appointments shall satisfy relevant regulatory and stock market/exchange listing requirements, and include among them, persons qualified for appointment to the Audit Committee. Directors must possess certain characteristics and traits to execute Board duties and responsibilities. The basic steps in the nomination and appointment process include candidate interviews with company representatives, submission of resume and, if appropriate, reference checks, orientation visit to Klondike Star exploration properties if possible, candidate disclosure of potential conflicts of interest or other matters requiring attention through correspondence or a meeting with a company legal representative, recommendation to the Board of Directors, approval by the Board for recommendation to the shareholders at the annual general meeting, and shareholder vote.

The criteria for Board membership include:

Integrity and accountability

* Directors must demonstrate high ethical standards and integrity in their personal and professional dealings, and be willing to act on -- and remain accountable for -- their boardroom decisions.

Informed judgement

* The ability to provide wise, thoughtful counsel on a broad range of issues ranks high among the qualities required in directors. They must develop a depth of knowledge of mining exploration and development, in order to understand and question the assumptions upon which the strategic and business plans are based, and to form an independent judgement as to the probability that such plans can be achieved.

Financial literacy

* One of the most important roles of the Board is to monitor financial performance. To do this, directors must have a high level of financial literacy. They should know how to read financial statements, and they should understand the ways of evaluating company performance.

Mature confidence

* Teamwork and integrated thinking: Directors who value Board and team performance over individual performance, who consider all factors in decision-making and who possess respect for others, facilitate superior Board performance. Nominees ought to endorse and practice this approach.

* Communication: Openness to others' opinions and the willingness to listen should be as highly developed as the ability to communicate persuasively. Directors must approach others assertively, responsibly and supportively, and be willing to raise tough questions in a manner that encourages open and candid discussion.

Track record and experience

* In today's highly competitive world, only companies capable of performing at the highest levels are likely to prosper. Directors must bring a history of achievement that reflects high standards for themselves and others.

Additional criteria are set out in the Audit Committee Charter, adopted November 29, 2005, for directors qualified for appointment to the Audit Committee.

All members of the Audit Committee shall be directors whom the Board has determined are independent of management of the company and are free of any relationship that, in the opinion of the Board, would interfere with his or her individual exercise of independent judgment as a committee member. For this determination, the Board shall be guided by the applicable rules of the Securities and Exchange Commission and the NASDAQ Marketplace Rules.

In particular, each Committee member must:

(1) be independent as defined under NASDAQ Rule 4200(a)(15), elaborated by IM - 4200, and Rule 4350 that establishes additional requirements for Audit Committee members.

(2) meet the criteria for independence set forth in Rule 10A-3(b)(1), subject to exemptions provided in Rule 10A-3(c), under the Securities Exchange Act of 1934 (the "Exchange Act").

(3) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years.

(4) meet the "non-employee director" standard within the meaning of Rule 16b-3 of the Exchange Act, as amended from time to time; and

(5) meet the "outside director" standard within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended from time to time (the "Code").

Each member of the Committee shall be "financially literate" and at least one member ought to have significant "accounting or related financial management expertise"1 as those terms are defined from time to time under the requirements or guidelines for Audit Committee service under securities laws and the rules of any stock market or exchange on which the company's securities are listed for trading.

The two directors standing for election for the first time at the November 2006 annual general meeting of shareholders were nominated by the Board of Directors.

(d) Audit Committee

The Company has an Audit Committee established by the Board of Directors with an Audit Committee Charter. As of February 28, 2007, the committee consists of three independent directors: Dr. Albert Khelfa, Sergei Doodchenko, P. Eng., and Ayman Shahin. The Committee has at least one financial expert serving on the committee, Ayman Shahin, for whom a summary of relevant experience is provided in Item 10.

During the year-ending February 28, 2007, the Audit Committee met five times. The Audit Committee:

- has reviewed and discussed the audited financial statements for the previous fiscal year ended February 28, 2006 with management;

- has discussed with the independent auditors the matters required to be discussed by the Statement on Audit Standards No. 61, as amended; and

- has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, and has discussed with the independent auditor the independent auditor's independence;

- based on the review and discussions noted above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended February 28, 2007.

The Audit Committee Charter is available on the Company website www.klondikestar.com in the corporate governance section under About Us.

(e) Compensation committee

The Board as a whole fulfills the role of a compensation committee. As it is a small board of five directors of whom 3 are independent directors, this is considered an appropriate and effective approach. The Board of Directors Charter identifies its responsibility for leadership development and senior level staffing and Board compensation, as follows:

( Select, establish compensation, monitor, evaluate and, if necessary, replace the President and/or Chief Executive Officer.

* Evaluate and approve proposals for overall compensation policies applicable to members of senior management.

* Conduct a review, at least once every three years, of the components and amount of Board compensation in relation to other comparable companies, having regard to such matters as time commitment, responsibility and trends in director compensation.

In addition the Board approved Authorization Policy, identifies remuneration policy and decision-making authority within purview of the Board of Directors and as delegated to Management with respect to directors, officers, the executive, and other employees. Executive officers and independent consultants may assist in the formulation of proposals respecting compensation policy or individual remuneration for the Board's consideration.

(f) Shareholder communications

Through provisions of the Board of Directors Charter, the Board established a communication policy that provides a process for security holders to send communications to the board of directors.

With respect to the handling of any shareholders communications or similar contacts to the Board, shareholders may contact the Chair or the Board as a group by the following means:

By mail: Klondike Star Mineral Corporation

c/o Parsons/Burnett, LLP

Suite 2070 Skyline Tower

10900 NE 4th Street

Bellevue, Washington USA 98004

Attention: Corporate Secretary

By email: communications@klondikestar.com

Alternatively, shareholders may also address correspondence to the Chair or the Board using the Company investor relations email: information@klondikestar.com.

In the event that communications are not relayed directly to directors, they are conveyed to the full board through the Chair.

Since their adoption in 2005, the Charters for the Board of the Directors, the Audit Committee and the Environment, Health and Safety Committee have been posted on the Company website www.klondikestar.com in the corporate governance section under About Us.

Item 11. Executive Compensation

(a) Compensation discussion and analysis

In the effort to accomplish compensation objectives for executive officers, the Board of Directors seeks to accomplish these goals:

- to motivate executives to achieve important corporate and personal performance objectives and reward them when such objectives are mete;

- to recruit and retain highly qualified executive officers by offering overall compensation which is competitive with that offered for comparable positions in other mineral exploration and development companies; and

- to align the interests of executive officers with the long-term interests of shareholders through participation in the Company's stock option incentive plan.

The Company's executive compensation package currently consists of these principal components: salary, annual incentive cash bonus, various health plan benefits generally available to year-round or multi-season employees, and long-term incentives in the form of stock options.

The specific purpose of the 2003 Stock Incentive Plan for Employees is to provide Employees of the Company and any Subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and subsidiaries, to join the interests of Employees, directors and contractors with the interests of the shareholders of the Company, and to facilitate attracting and retaining Employees, directors and contractors of exceptional ability.

Salaries for executive officers are determined by evaluating responsibilities inherent in the position held and the individual's experience and past performance, as well as by reference to the competitive marketplace for management talent at other mining companies. The Board has access to industry, local and national compensation information and/or surveys, prepared for the most part by independent consultants, professional or industry organizations, as well as the compensation policies, practices and awards disclosed by other mining companies reporting in the United States and Canada. An individual whose compensation is being determined abstains from voting on the matter.

On or about the end of each year, the Board reviews actual performance against the objectives set by the Company and the executive for the year. The assessment of whether Company objectives have been met includes, but is not limited to, considering the measured progress of the Company's exploration and development projects, other specific business plan objectives, corporate governance and regulatory accountability, strategic alliances and similar achievements.

Stock options are generally awarded to executive officers at commencement of employment and periodically thereafter. Options are granted to reward individuals for current performance, expected future performance and value to the Company, and take into account the stock options held by the individual. The principles described above apply to the determination of the compensation of all executive officers, including the President.

Compensation Committee Interlocks and Insider Participation

The Board of Directors as a whole performs the role of a compensation committee. During the year-ending February 28, 2007, directors Hans Boge, P.Eng. (officer), Donald W. Flinn, P.Eng. (officer), Sergei Doodchenko (independent director) and Dr. Albert Khelfa (independent director) dealt with director compensation policy and employment contracts for the President and Vice-President, Operations.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis in Item 11 (a) with management, and based on this review and discussion recommended its inclusion in this annual report.

(b) Summary compensation table

The following table shows all salary and payments to executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen - sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Hans Boge, P. Eng., Chair, President, Chief Financial Officer, Secretary	2007	$19,337	$46,115	0	$175,000			$121,576 in professional fees	$362,028
	2006		0	0	$1,599,535	0	0	$93,401 in professional fees	$1,692,936
	2005			0	$9,065
Donald W. Flinn, P. Eng., Vice-President Director	2007	$168,585	$85,369	0	$175,000			$7,027in benefits	$435,981
	2006	$130,199	38,322	0	$1,142,525	0	0	1,433 in benefits	$1,312,479
	2005	$30,747	0	0	$6,475	0	0	0	$37,222
Collin Young, C.A., Comptroller	2007	0	0	0	$87,500	0	0	$149,154 in professional fees	$236,654
	2006	0	0	0	0	0	0	$54,777 in professional fees	$54,777
	2005	0	0	0	0	0	0	$24,482 in professional fees	$24,482
Barbara Stevenson, Assistant Corporate Secretary	2007	$75,151	0	0	$87,500			$3,745 in benefits	$166,396
	2006	$69,439	0	0	$35,550			$1,455 in benefits	$106,444
	2005	$18,472	0	0	0	0	0	0	$18,472

(c) Grants of plan-based awards table
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
May 25, 2006	-	-	-	100,000	2.50	$175,000
December 2, 2004	-	-	-	700,000	1.00	Recognized $1,599,535 in 2006
May 25, 2006	-	-	-	100,000	2.50	$175,000
December 2, 2004	-	-	-	500,000	1.00	Recognized $1,142,525 in 2006
Collin Young, C.A., Comptroller	May 25, 2006	-	-	-	50,000	2.50	$87,500
May 25, 2006	-	-	-	50,000	2.50	$87,500
September 14, 2005	-	-	-	30,000	2.50	Recognized $35,550 in 2006

(d) Narrative disclosure to summary compensation table and grants of plan-based awards table

The material terms of the employment contracts with the President, Vice-President and Assistant Corporate Secretary include annual salary (part-time annual for the President, full-time annual for Vice-President and Assistant Corporate Secretary), extended health care benefits, an annual process for the award of an annual bonus or stock options, and for the President and Vice-President without cause termination of at least 12 months notice. The Comptroller is compensated through an hourly professional fee for services provided by a corporate entity.

Stock options granted to officers were made under the 2003 Stock Incentive Plan for Employees established pursuant to a Form S-8 Registration Statement. The purpose of the 2003 Plan is to provide employees of the Company and any Subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and subsidiaries, to join the interests of Employees, directors and contractors with the interests of the shareholders of the Company, and to facilitate attracting and retaining Employees, directors and contractors of exceptional ability.

(e) Outstanding equity awards at fiscal year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
700,000			$1.00	December 2, 2009	-	-	-	-
100,000			$2.50	May 25, 2011	-	-	-	-
500,000			$1.00	December 2, 2009	-	-	-	-
100,000			$2.50	May 25, 2011	-	-	-	-
Collin Young, C.A., Comptroller	50,000			$2.50	May 25, 2011	-	-	-	-
30,000			$2.50	September 14, 2010
50,000			$2.50	May 25, 2011	-	-	-	-

(f) Option exercises and stock vested table

As of February 28, 2007, no options granted have been exercised by an officer.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Hans Boge, P.Eng., President	0	0	0	0
Donald W. Flinn, P.Eng., Vice-President, Operations	0	0	0	0
Collin Young, C.A., Comptroller	0	0	0	0
Barbara Stevenson, Assistant Corporate Secretary	0	0	0	0

(g) Pension benefits

PENSION BENEFITS
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Hans Boge, P.Eng., President	N/A	N/A	N/A	N/A
Donald W. Flinn, P.Eng., Vice-President, Operations	N/A	N/A	N/A	N/A
Collin Young, C.A., Comptroller	Not applicable	Not applicable	Not applicable	Not applicable
Barbara Stevenson, Assistant Corporate Secretary	N/A	N/A	N/A	N/A

(h) Nonqualified defined contribution and other nonqualified deferred compensation plans

NONQUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (S)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (S)
Hans Boge, P.Eng., President	N/A	N/A	N/A	N/A	N/A
Donald W. Flinn, P.Eng., Vice-President, Operations	N/A	N/A	N/A	N/A	N/A
Collin Young, C.A., Comptroller	N/A	N/A	N/A	N/A	N/A
Barbara Stevenson, Assistant Corporate Secretary	N/A	N/A	N/A	N/A	N/A

(i) Potential payments upon termination or change-in-control

The President and Vice-President, Operations are entitled to at least 12 months notice for termination without cause. The current annual salary for the President is $65,000 CDN and the Vice-President, Operations is $260,000 CDN.

(j) Compensation of directors

For the year-ended February 28, 2007, director compensation paid is set out in the table below.

DIRECTOR COMPENSATION
Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Hans Boge, P.Eng.	0	0	0	0	0	0	0
Donald W. Flinn, P.Eng.	0	0	0	0	0	0	-
Sergei Doodchenko, P. Eng.	$10,744	0	0	0	0	0	$10,744
Albert Khelfa	$10,744	0	0	0	0	0	$10,744
Ayman Shahin	0	0	0	0	0	0	0

Compensation for directors was formally established by the Board approved Director Compensation Policy adopted November 15, 2006.

Each director, as appropriate, shall receive as remuneration during each fiscal year of the Company, the aggregate of the following amounts:

(a) Retainer Fee for Directors on the Board of Directors of US$1,875 per calendar quarter, paid quarterly. No additional Retainer Fee shall be payable for service as a committee member. This fee covers all meeting preparation time.

(b) Retainer Fee for the Chair of the Board of Directors of US$1,250 per calendar quarter, paid quarterly, payable in addition to the Retainer Fee for Directors.

(c) Retainer Fee for Chairs of Committees of US$750 per calendar quarter, payable in addition to the Retainer Fee for Directors.

(d) Attendance Fee for Board Meeting of US$1,500 per meeting, paid after the end of each calendar quarter, payable in addition to the Retainer Fee for Directors.

(e) Attendance Fee for Committee Meeting of US$750 per meeting, paid after the end of each calendar quarter, paid in addition to the Attendance Fee for Board Meeting if the meeting is held on a completely difference day from the Board Meeting, and payable in addition to the Retainer Fee for Directors.

(f) Special Board Assignment Fee US$1,500 per day engaged in a special Board assignment or investigation, payable in addition to the Retainer Fee for Directors.

(g) Travel Time Fee of US$250, paid for each necessary day of travel to or from a meeting or the location of any Board assignment, other than a day on which the meeting occurs or the director receives a Special Board Assignment Fee.

The foregoing fees are "ordinary-course compensation" for directors serving on the Board of Directors, Audit Committee, or any other committee of the Board. Annually, directors can choose whether to receive their fees in the form of cash or common shares or a combination of both.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,580,000	$1.36	4,020,000
Total	1,580,000	$1.36	4,020,000

The equity compensation plans include the 2003 Stock Incentive Plan for Employees and the 2005 Stock Incentive Plan for Consultants and Advisors.

The material features of the 2003 Stock Incentive Plan for Employees include:

- The purpose of the Plan is to provide Employees of the Company and any Subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and Subsidiaries, to join the interests of Employees, directors and contractors with the interests of the shareholders of the Company, and to facilitate attracting and retaining Employees, directors and contractors of exceptional ability.

- The Plan shall be administered by the Board. The Board shall have authority to grant stock option Awards from those eligible to be Participants under the Plan, including the amount, terms and conditions of stock to be awarded to each such person. The Board may establish a committee and may delegate certain authorities.

- The maximum number of shares with respect to which stock options may be awarded under the Plan shall be 2,800,000 shares in the aggregate of common stock of the Company registered under Section 12 of the Securities and Exchange Act.

- The Board shall determine and designate from time to time, in its discretion, those Employees of the Company or any Subsidiary to receive stock options; provided, however, that stock options may be granted in the case of employees of a Subsidiary, only if the Company owns, directly or indirectly, 50% or more of the total combined voting power of all classes of stock of the Subsidiary, and the Subsidiary is a corporation.

- Each stock option shall be evidenced by a written Company-Participant Agreement ("Agreement") containing such provisions as may be approved by the Board. Each such Agreement shall constitute a binding contract between the Company and the Participant and every Participant, upon acceptance of such Agreement, shall be bound by the terms and restrictions of the Plan and of such Agreement.

- The Board, in its discretion, shall establish the price per share for which the shares covered by the stock option may be purchased, although the price of each share shall be no less than $1.00.

- Each stock option awarded hereunder may be exercisable at any such time or times or in any such installments as may be determined by the Board at the time of the Award; provided, however, no stock option right may be exercisable after the expiration of five years from the date of grant unless the Participant dies or becomes disabled prior thereto.

The material features of the 2005 Stock Incentive Plan for Consultants and Advisors include:

- The purpose of the Plan is to advance the interests of the Company's stockholders by enhancing the Company's ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company's stockholders.

- The Plan shall be administered by the Board. The Board shall have authority to grant stock option awards from those eligible to be Participants under the Plan, including the amount, terms and conditions of stock to be awarded to each such person. The plan provides for a committee or delegation of certain authorities to Management.

- The maximum number of shares with respect to which stock options may be awarded under the Plan shall be 2,800,000 shares in the aggregate of Common Stock of the Company. These are not Form S-8 registered securities.

- The Board may grant Awards entitling recipients to acquire shares of Common Stock, subject to the right of the Company to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) from the recipient in the event that conditions specified by the Board in the applicable Award are not satisfied prior to the end of the applicable restriction period or periods established by the Board for such Award (each, a "Restricted Stock Award").

- The Board shall determine and designate from time to time, in its Discretion, those Consultants and Advisors of the Company or any Subsidiary to receive stock options, restricted stock awards, or other stock-based awards; provided, however, that stock options may be granted in the case of Consultants and Advisors of a Subsidiary, only if the Company owns, directly or indirectly, 50% or more of the total combined voting power of all classes of stock of the Subsidiary, and the Subsidiary is a corporation.

- Except as the Board may otherwise determine or provide in an Award, Awards shall not be sold, assigned, transferred, pledged or otherwise encumbered by the Participant to whom they are granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution, and stock options shall be exercisable only by the Participant.

- If not sooner terminated, each stock option awarded hereunder shall expire not more than five (5) years from the date of the granting thereof.

(b) Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership of the Company's Common Stock according to the most recent information available to the Company (i) by any person or group known by the Company that may as of February 28, 2007 beneficially own more than 5% of the outstanding Common Stock (which equals or exceeds 1,451,789 shares), (ii) by each Director and executive officer, and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

Name	Shares of common stock	Per cent of ownership as of February 28, 2007
PanAmerica Capital Group Inc P.O. Box 832 2522 WTC Panama	2,449,000	8.4%
Tuthill Network Assets Inc. P.O. Box 0816-02884 Salduba Building, 3rd Floor, Panama	2,400,000	8.3%
Lantz Financial Inc. P.O. Box 0816-02884 Salduba Building, 3rd Floor, Panama	2,200,000	7.6%
Ceylon Enterprises Incorporated P.O. Box 0816-02884 Salduba Building, 3rd Floor, Panama	2,000,000	6.9%
Swisspulse Corporate Investment AG Basel, CH-270	1,800,000	6.2%
Rene Hussey POB 57, FL -9493	1,610,000	5.5%
Top-Gold AG MVK Herrengasse 2 Vaduz, Liechtenstein 9490	1,550,000	5.3%
Collin Young, CA, Comptroller 44 Thompson Road Whitehorse, Yukon Y1A 5R2	8,200	Less than 0.1%
Directors and Other Officers	Nil	Nil

Item 13. Certain Relationships and Related Transactions and Director Independence

(a) Transactions with related persons

During the past three years, there have been no transactions or proposed transactions, to which the Company was or is to be a party, in which any director, officer, or persons nominated for such, or any member of the immediate family of any of these was a party other than as described herein and as disclosed in the attached financial statements.

(b) Review, approval or ratification of transactions with related persons

Pursuant to its Charter, the Audit Committee is responsible for addressing related party transactions. Section 22 of the Charter says, the Committee is required to:

Review any transaction involving the company and a related party at least annually or upon any significant change in the transaction or relationship, and the Committee shall approve all such transactions. For these purposes, a "related party transaction" includes any transaction required to be disclosed pursuant to Regulation S-K, Item 404 of Securities Exchange Act of 1934.

(c) Director Independence

Please see Item 10 above, nominating committee, for a discussion on Company directors and their qualifications as independent directors.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees: $59,632.00 and $39,080.27. Aggregate fees billed for each of the last two fiscal years, ending February 28, 2007 and February 28, 2006 respectively, for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Audit-Related Fees: $Nil and $Nil. Aggregate fees billed for each of the last two fiscal years, ending February 28, 2007 and February 28, 2006 respectively, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

(3) Tax Fees: $Nil and $5,382.50. Aggregate fees billed for each of the last two fiscal years, ending February 28, 2007 and February 28, 2006 respectively, for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees, $Nil and $Nil. Aggregate fees billed for each of the last two fiscal years, ending February 28, 2007 and February 28, 2006 respectively, for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

(5) (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. Pursuant to its Charter, the Audit Committee is directly responsible for the appointment, compensation, retention (including termination) and oversight of the work of any independent auditor engaged by the company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services, subject to applicable law and regulatory requirements.

The Committee is mandated to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Exchange Act and any rules promulgated there-under. Pre-approval authority may be delegated to the Chair or a Committee member, and any such member shall report any decisions to the full Committee at its next scheduled meeting. The Committee shall not approve an engagement of outside auditors to render non-audit services that are prohibited by law or the Listing Rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

See Index to Financial Statements, filed herewith under Item 8.

(2) Exhibits:

The exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are incorporated herein or incorporated by references into this report.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation	Previously filed on Form 10SB 7/7/00
3.2	Amendment to Articles of Incorporation	Previously filed on Form 8K 2/2/06
3.2	Bylaws	Previously filed on Form 10SB 7/7/00
3.3	Amendment to Bylaws No. 1	Previously filed on Form 8K 2/2/06
3.4	Amendment to Bylaws No. 2	Previously filed on Form 8K 2/2/06
4.1	Certificate of Designation - Series A Convertible Preferred Stock	Previously Filed, Form 8-K 2/28/07
4.2	Acceptance of Designation	Previously Filed, Form 8-K 2/28/07
10.1	Employment Agreement with Hans Boge	Previously Filed, Form 8K 11/7/06
10.2	Employment Agreement with Donald Flynn	Previously Filed, Form 8K 11/7/06
14.1	Code of Business Ethics	Previously filed on Form 8-K 12/5/05
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a)	Included
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

By /s/ Hans Boge                    , President

Date    May 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Hans Boge                        President

Date May 29, 2007

By /s/ Donald W. Flinn, Vice President

Date   May 29, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(1) Any annual report to security holders covering the registrant's last fiscal year

The Company is filing/has filed four copies of the published 2006 Annual Report for the year-ended February 28, 2006. This report was distributed to shareholders, posted on the Company website, and is provided to potential investors and the general public.

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

The Company filed the proxy and information statement for its November 2006 annual general meeting with the SEC. That statement does not contain any material information that is not included in this annual report.