Form 10-Q
period 2007-05-31
KLONDIKE STAR MINERAL CORP
filed 2007-07-16
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended May 31, 2007

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	91-198708
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Box 20116, 1031 - Ten Mile Road

Whitehorse, Yukon Y1A 7A2

(Address of principal executive offices)

(800) 579-7580

(Registrant's telephone number, including area code)

(Former name, former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, on a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of May 31, 2007 there were 29,035,782 shares of the registrant's Common Stock, par value $.0001 per share, outstanding.

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

Item 1. Financial Statements

KLONDIKE STAR MINERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

KLONDIKE STAR MINERAL CORPORATION

May 31, 2007

TABLE OF CONTENTS

FINANCIAL STATEMENTS

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         5

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Preferred Stock		Common Stock		Additional Paid-in	Subscription	Deficit Accumulated During Development	Deficit Accumulated During Exploration	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Receivable	Stage	Stage	Equity
BALANCE, February 28, 2003	-	$ -	15,649,800	$ 1,565	$ 434,062	$ -	$ (475,886)	$ -	$ (40,259)
Issuance of preferred and common stock for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000
Issuance of common stock for cash at $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955
Contributed capital	-	-	-	-	53,412	-	-	-	53,412
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)
BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	1,090,000	109	2,410,998	(39,500)	-	-	2,371,607
Issuance of common stock for exploration joint venture at $2.50 per share	-	-	200,000	20	499,980	-	-	-	500,000
Issuance of employee share options	-	-	-	-	15,400	-	-	-	15,400
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	-	(2,952,975)	(2,952,975)
BALANCE, February 28, 2005	2,000,000	200	21,779,800	2,178	35,763,168	(39,500)	(484,537)	(32,733,630)	2,507,879
Collection of subscription receivable	-	-	-	-	-	39,500	-	-	39,500
Issuance of common stock for cash at $1.25 per share, net of related expenses	-	-	50,000	5	62,495	-	-	-	62,500
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	2,073,000	207	4,574,580	-	-	-	4,574,787
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	1,300,000	130	3,391,651	-	-	-	3,391,781
Issuance of employee share options	-	-	-	-	2,777,610	-	-	-	2,777,610
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	-	(8,741,926)	(8,741,926)
BALANCE, February 28, 2006	2,000,000	200	25,202,800	2,520	46,569,504	-	(484,537)	(41,475,556)	4,612,131
Issuance of common stock for cash at $2.50 per share, net of related expenses			800,000	80	1,799,920	-	-	-	1,800,000
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	3,032,982	303	7,289,996	-	-	-	7,290,299
Issuance of employee share options	-	-	-	-	437,500	-	-	-	437,500
Issuance of consultants share options	-	-	-	-	175,000	-	-	-	175,000
Net loss for the year ended February 28, 2007	-	-	-	-	-	-	-	(10,043,789)	(10,043,789)
BALANCE, February 28, 2007	2,000,000	200	29,035,782	2,903	56,271,920	-	(484,537)	(51,519,345)	4,271,141
Net loss for the three months ended May 31, 2007 (unaudited)	-	-	-	-	-	-	-	(1,701,472)	(1,701,472)
BALANCE, May 31, 2007 (unaudited)	2,000,000	$ 200	29,035,782	$ 2,903	$ 56,271,920	$ -	$ (484,537)	$ (53,220,817)	$ 2,569,669

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASHFLOWS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Consolidated Financial Statements

May 31, 2007

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

On March 16, 2007, the Company incorporated a wholly owned subsidiary, Klondike Star Canada Inc.("Klondike Star Canada") under the Canada Business Corporations Act. Klondike Star Canada maintains its head office in Whitehorse, Yukon Territory, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008.

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

Basis of Presentation

These consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates more-than-50% owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Klondike Star Canada Inc. (incorporated under the Canada Business Corporations Act). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($93,493 US dollars at May 31, 2007). At May 31, 2007, the Company exceeded the FDIC insured amount by approximately $17,000 and exceeded the CIDC insured amount by approximately $412,000 U.S.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of May 31, 2007, the exploration costs expensed during the Company's exploration stage have been approximately $12,189,000. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $1,701,000 for the three months ended May 31, 2007 and has an accumulated deficit of approximately $53,221,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expenditure projections of $11,000,000 for fiscal year ending in 2008. The Company has approximately $553,000 in cash at May 31, 2007.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to ten years. The following is a summary of property, equipment, and accumulated depreciation:
	Balances as at May 31, 2007
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value February 28, 2007	Net Book Value February 28, 2006

Depreciable Capital Assets:
Movable structures	$ 970,696	$ 305,440	665,256	$ 697,267	$ 579,123
Leasehold improvements	916,010	228,524	687,486	616,788	207,178
Vehicles	387,602	191,034	196,568	228,869	137,185
Heavy equipment	290,294	18,719	271,575	276,254	-
Equipment	287,963	143,037	144,926	168,923	107,618
All-terrain vehicles	123,606	87,458	36,148	46,449	49,322
Trailers	94,550	30,928	63,622	68,350	24,290
Computer equipment	39,822	27,144	12,678	15,896	19,854
Computer software	19,333	13,478	5,855	7,565	7,792
Furniture and fixtures	19,527	7,163	12,364	13,340	8,523
Pack horses	18,057	8,327	9,730	10,632	14,242
Total Depreciable Assets

Non Depreciable Capital Assets:
Gold samples	77,350	-	77,350	77,350	56,010
Total Capital Assets	$ 3,244,810	$ 1,061,252	$ 2,183,558	$ 2,227,683	$ 1,211,137

Total depreciation expense for the three months ending May 31, 2007, 2006 and 2005 is $177,416, $101,489 and $25,878 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholders or directors pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing, and are due on demand. Related party payables totaled $28,406 $110,148 and $14,465 at May 31, 2007, February 28, 2007 and February 28, 2006, respectively. During the three months ending May 31, 2007, the Company included in mineral exploration expense $36,263 ($154,379 for the three months ended May 31, 2006 and, $800 for the three months ended May 31, 2005) in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value. During the three months ending May 31, 2007, the Company included in mineral exploration expense payments to a director of $42,619 ($nil for the three months ended May 31, 2006 and $nil for the three months ended May 31, 2005).

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

Leaseholds improvements, which total approximately $916,000 as of May 31, 2007, have been made to the barn and office.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The Company previously issued 2,000,000 preferred stock convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At May 31, 2007, February 28, 2007 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

On January 12, 2007 the Company modified the terms of the issued and outstanding preferred stock. Each Series A convertible preferred stock ("Series A") is convertible into one (1) common stock and one (1) Series B preferred stock; non-cumulative, non-dividend bearing, non-voting and is subordinate to common stock in the event of liquidation, dissolution, or wind-up. Each Series A shall be convertible, at the holders option, into one common stock and one Series B preferred stock, in the event the Company receives a notice of tender, as defined pursuant to Regulation 14D of the Securities Exchange Act of 1934, to purchase the majority of the issued and outstanding common stock of the Company. The Company shall not issue fractional shares of common stock resulting from conversion; a cash payment in lieu of fractional shares shall be made. The conversion price shall be adjusted for any common stock dividends, subdivisions, combinations, or other adjustment.

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

At May 31. 2007, February 28, 2007 and February 28, 2006, the Company had no Series B preferred shares issued and outstanding.

NOTE 6 - COMMON STOCK

As approved by the shareholders at the Company's 2006 annual general meeting, the Company's authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At May 31, 2007, February 28, 2007 and February 28, 2006, the Company had 29,035,782; 29,035,782 and 25,202,800 shares of common stock outstanding, respectively.

Effective May 29, 2007, the Company issued a private placement memorandum for the issuance of up to 3,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for a total estimated cash proceeds of $1,500,000 with the offering expiring on or before July 16, 2007.

During the three months ended May 31, 2007, the Company approved a private placement memorandum for the issuance of 13,200,000 shares of common stock at $2.25 per shares under Regulation S, with the offering expiring on or before July 6, 2007.

During the year ended February 28, 2007, the Company issued a private placement memorandum to issue up to 7,500,000 common stock of the Company, at a per share purchase price equal to the closing price of the Company's common stock as quoted on the OTCBB, as of the date of purchase of the shares. As of May 31, 2007 and February 28, 2007 the Company had issued not shares against this private placement memorandum.

During the year ended February 28, 2007, the Company sold through private placements 800,000 common shares at $2.50 per share for total cash proceeds of $1,800,000; and sold 3,032,982 common shares and warrants at $2.75 per unit for total net cash proceeds of $7,290,299.

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

Warrants

During the year ended February 28, 2006, the Company executed a private placement memorandum to issue up to 4,000,000 shares of common stock at $2.75 per share with one warrant attached to each share to purchase an additional share at a minimum conversion price of $3.50. Each warrant must be exercised within one year from date of the original investment. Using the Black-Scholes formula, the Company made the following assumptions to value the warrants for the year ended February 28, 2007; risk-free interest rate of 4.5%; volatility of 31%; life of one year; no dividends.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.0 years	$ 3.50
Issued	3,032,982	0.3 years	3.50
Exercised	-		-
Rescinded or expired	(1,300,000)		3.50
Outstanding and exercisable, February 28, 2007	3,032,982	0.3 years	$ 3.50
Issued	-		-
Exercised	-		-
Rescinded or expired	(990,000)		3.50
Outstanding and exercisable, May 31, 2007	2,042,982	0.3 years	$ 3.50

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

Following is a summary of the status of the stock options during the year ended February 28, 2007:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2004	-	$ -	-	$ -	-	$ -
Granted	1,200,000	1.00	-	-	1,200,000	1.00
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2005	1,200,000	1.00	-	-	1,200,000	1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at February 28, 2007	1,580,000	1.36	-	-	1,580,000	1.36
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at May 31, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at May 31, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the three months ended May 31, 2007		$ -		$ -		$ -

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the year ended February 28, 2007, the Company entered into an agreement with JAE Resources Ltd to acquire a 100% option on certain quartz claims within the Klondike region, Yukon Canada, with future cash payments of $50,000 CDN by May 31, 2008; $60,000CDN by May 31, 2009; $80,000 CDN by May 31, 2010; and work commitments totaling $300,000 CDN on the property before May 31, 2011. The Company is required to pay a royalty equal to 3% of net smelter returns.

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

During the year ended February 28, 2007, the Company acquired from Klondike Source Limited (NSX: KSL) subsidiary, KSL Exploration (Yukon) Limited, the exclusive right to purchase an undivided 100% interest in one or more claims in the DOM block located in the eastern part of the Klondike goldfield. Purchase of any claim or claims will entitle KSL to a royalty of 2.5% of net smelter returns.

During the year ended February 28, 2007, the Company modified the agreement with a contractor, for project management for media and investor relation services, originating in 2005, to grant stock options in lieu of shares. The Company originally agreed to issue 100,000 shares at $2.50 per share with 50,000 shares issued upon signing of the contract and 50,000 shares to be issued no earlier than June 1, 2005. During the year ended February 28, 2006, the Company amended the share option offer to comply with the Company's 2005 Stock Incentive Plan. At May 31, 2007, no shares have been issued on account of this agreement.

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

During the year ended February 28, 2006, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields. The agreement is subject to a 10% royalty on future production.

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

Compliance with Environmental Regulations

The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays; affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the quarter ending May 31, 2007, the Company issued a private placement memorandum for the issuance of up to 2,000,000 common stock of the Company at $0.50 per share, under Regulation S, for a total estimated cash proceeds of $1,000,000, with the offering expiring on or before July 31, 2007.

Subsequent to May 31, 2007, the Company received $250,000 as part of a financing arrangement. Repayment terms are in negotiations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Klondike Star Mineral Corporation is an exploration and development enterprise currently with eight gold, base and precious metal projects totaling about 446 km2 or 172.5 mi2 in the Yukon, located in the northwest corner of Canada. The Company is developing extensive surface and subsurface mineralized zones on a 353.4 km2 or 136.6 mi2 land position underlying in the site of the world-renowned Klondike gold producing region, and 92.6 km2 or 35.9 mi2 of select high potential targets in other parts of the Yukon. Finally, the Company has been awarded a major mineral exploration and development concession in Egypt, an area totaling 1,245 km2 or 481 mi2.

During the coming year, the company expects to continue increasing its land holdings, projects and exploration effort.

Description of the Business

From inception as a mineral exploration stage enterprise in December 2003, the Company has acquired mineral properties, negotiated joint ventures, established financing arrangements, and planned and conducted exploration activities involving 8 different projects in the Yukon, Canada. In addition, opportunities in other countries are being actively pursued, including Egypt.

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

In its first year as a mineral exploration company, Klondike Star earned a 55% and controlling interest in the Lone Star Project in the Dawson Mining District, Yukon. This property includes the site of the original Klondike Gold Rush. Since then, the Company has expanded systematically to a total of eight exploration and development projects: six gold prospects in the Klondike region of the Yukon and two gold, base and precious mineral properties in other parts of the Yukon; and one major exploration project in Egypt.

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

Currently, all of the mineral resource property rights are located in Canada..

On March 16, Klondike Star established Klondike Star Canada Inc., a wholly owned Canadian subsidiary. The new company was established to support planned growth and development including new mineral exploration and development opportunities in Canada and globally.

The Company currently has a year-round full-time equivalent labour force of about 15-20 employees that expands to 60-70 employees, not including contractors and consultants during the summer/fall exploration season, with a winter seasonal labour force of about 10 employees.

Klondike Star Mineral Corporation is listed on the NASD.OTCBB trading under the symbol "KDSM".

Overall Performance

Highlights for the three-months ending May 31, 2007 include:

Operational

- Completing winter drilling program and releasing results on the Indian River Placer gold project;

- Completing the inaugural diamond drilling program on the Spice gold project;

- Releasing exploration results from the 2006 exploration season on the Dominion gold project confirming the presence of multiple, continuous gold-bearing structures that warrant testing by drilling and identifying several significant new gold-in-soil anomalies;

- Issuing a detailed progress report on the Lone Star gold project scoping study.

- The Minister of Petroleum, Arab Republic of Egypt, announced that the Company was awarded an exploration and exploitation concession in the Arab Republic of Egypt, subject to finalization of an agreement and approval by the People's Assembly of Egypt.

- Klondike Star Canada Inc., a wholly-owned Canadian subsidiary (incorporated under the Canadian Business Corporations Act) was established to support planned growth and development including new mineral exploration and development opportunities in Canada and globally.

Financial

- The unaudited loss from operations for the three months ending May 31, 2007 was $1,701,000 ($0.06 per share) compared to unaudited operating loss of $1,920,000 ($0.07 per share) for the three months ending May 31, 2006. The prior year's operating loss included the fair value of $612,500 of employee and consultant stock option grants;

- The unaudited operating cash flow for the three months ending May 31, 2007 was $1,705,000 ($0.06 per share) compared to $1,052,000 ($0.04 per share) in the first quarter ending May 31, 2006;

- The changes in cash flow used in operations from May 2007, to May 2006, relate to the increased activity on the Indian River Placer project and the Spice project underway in the first quarter ending May 31, 2007 and the scope of activities on certain initiatives as compared to May, 2006.

- During the three months ended May 31, 2007, the Company approved a private placement memorandum for the issuance of 13,200,000 shares of common stock at $2.25 per share under Regulation S, with the offering expiring on or before July 6, 2007.

- The Company approved a private placement memorandum for the issuance of 3,000,000 shares of common stock at $0.50 per share under Regulation S, with the offering expiring on or before July 16, 2007.

- Subsequent to the quarter ending May 31, 2007, the Company approved a private placement memorandum for the issuance of 2,000,000 shares of common stock at $0.50 per share under Regulation S, with the offering expiring on or before July 31, 2007.

Financial indicators
	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	From Inception of Exploration Stage December 8, 2003 to February 28, 2007
Total expenses	$ 1,766,978	$ 9,967,672	$ 8,778,272	$ 53,327,384
Net loss from continuing operations	$ 1,701,472	$10,043,789	$ 8,741,926	$ 53,216,315
Cash used in operating activities	$ 1,705,031	$ 8,621,116	$ 5,610,326	$ 18,316,322
Cash raised by financing activities	$0	$ 9,090,299	$ 8,068,568	$ 22,130,474
Cash and cash equivalents on hand	$ 552,554	$ 2,390,876	$ 3,514,176	$ 0
Net loss per common share: Basic and Diluted	$ (0.06)	$ (0.38)	$ (0.39)	$ 0
Weighted average number of common shares outstanding: Basic and diluted	29,035,782	26,512,538	22,562,923	-
Cash dividends declared per common share	$ 0	$ 0	$ 0	$ 0
Property, plant and equipment, net book value	$2,183,558	$ 2,227,683	$ 1,211,137
Long-term debt	$ 0	$ 0	$ 0	$ 0
Shareholders' equity	$2,569,669	$ 4,271,141	$ 4,612,131	-

Investor relations indicators
	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to quarter-end May 31, 2007
Common shares issued and outstanding	29,035,782	29,035,782	25,202,800	Nil
Restricted shares	9,903,734	9,943,734	18,025,906	Decrease of 40,000 or 0.4%
Free trading shares	19,132,048	19,092,048	7,176,894	Increase of 40,000 or 0.2%
Warrants outstanding and exercisable	2,042,982	3,032,982	1,300,000	Decrease of 990,000 or 32.6%
Share price range by low and high	Monthly range of $1.00 to $1.75	Monthly range of $1.50 to $3.98	Monthly range of $2.75 to $3.40	Not applicable
Share volume monthly high	1,152,165	4,223,025	2,359,551	Not applicable
Shareholders	About 5,820	About 5,550	About 4,200	Increase of 275 or 5%
Material event press releases and 8-K reports	8	36	22	Not applicable
Share options authorized and unexercised (total in reporting period)	1,580,000	1,580,000	1,230,000	Nil

Share price from February 2004 to period-end May 31, 2007

(Source: Bell Globemedia Publishing Inc. 2007)

Quarter                                              High Quarterly Price          Low Quarterly Price

Q1, 2004 March - May	3.69 2.90
Q2, June - August	3.30 3.00
Q3, September - November	3.75 3.05
Q4, December - 2005 February	3.74 2.80
Q1, 2005 March - May	3.70 2.55
Q2, June - August	3.15 2.50
Q3, September - November	3.85 2.85
Q4, December - 2006 February	3.50 2.70
Q1, 2006 March - May	3.98 3.00
Q2, June - August	3.92 3.50
Q3, September - November	3.72 2.50
Q4, December - 2007 February	2.70 1.50
Q1, 2007 March - May	1.75 1.00

Exploration and development projects

The mineral rights are organized into nine discrete exploration and development projects. As of May 31, 2007, the Company has a majority ownership interest in five projects and an exclusive option to explore, earn or purchase an ownership interest in three projects in Canada; and has been awarded rights to a major exploration property in Egypt.

Property Synopsis
Project	Exploration stage	Location	Metal	Total area	Ownership
CANADA
Indian River Placer	advanced and pre-development	Klondike	gold	21.1 km2/8.2 mi2	100% ownership of 194 placer claims and 3 leases and 49% ownership of 29 placer claims
Lone Star Quartz	advanced	Klondike	gold	135.1 km2/52.2 mi2	55% and exclusive option to acquire up to 75% of 719 mineral claims and crown grants
Dominion Quartz	intermediate with one advanced target	Klondike	gold and silver	62.8 km2/24.2 mi2	100% ownership of 149 mineral claims, 55% ownership of 97 claims with exclusive option to acquire 75%, exclusive option to purchase 100% of 85 claims
Spice Quartz	intermediate	East Yukon	gold	10.9 km2/4.2 mi2	Exclusive option to acquire 75% ownership of 52 mineral claims
Ultra Quartz	intermediate	West Yukon	multiple precious and base	81.7 km2/31.7 mi2	Exclusive option to acquire 75% ownership of 416 mineral claims
Bonanza Quartz	early	Klondike	gold	65.6 km2/25.3 mi2	100% registered interest in 400 mineral claims
Indian River Quartz	early	Klondike	gold	62.1 km2/24 mi2	Exclusive option to acquire 75% ownership in 248 claims
Eldorado Placer	early	Klondike	gold	6.9 km2/2.7 mi2	55% ownership and exclusive option to acquire up to 75% ownership in 115 placer claims
EGYPT
Oweinat	early	Egypt	gold and iron ore	1,245 km2/481 mi2	Exclusive right to explore and exploit, subject to terms of concession agreement

Mineral rights indicators1
	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to period-end May 31,2007
Exploration projects	9	8	6	2	Increase of 1 project
Quartz mining claims	2166	2166	1921	1753	None
Total area of quartz claims and crown grants	418.2/161.6	418.3 km2/161.5 mi2	352 km2/ 135.9 mi2	239 km2 (estimate)/ 92.3 mi2	None
Placer mining claims	338 plus 3 leases	329 plus 43 mi of leases	300 plus 43 miles of leases	114 plus 60 miles of leases	Increase 9 claims or 2.7% and significant release of annual leases
Total area of placer claims and leases	28 km2/10.9 mi2	43.9 km2/17 mi2	42 km2/ 16.2 mi2	21 km2 (estimate)/ 8.1 km2	Decrease of 15.9 or 36.2%
Total area of mining concessions	1245 km2/481 mi2	0	0	0	Awarded Oweinat, Egypt concession

Note 1: The mining claim and total areas for year-end February 28, 2007, have been adjusted to reflect changes resulting from the re-allocation of claims between projects and to ensure comparisons with Q1 to May 31, 2007 figures are reasonable and appropriate. These changes are made throughout this report.

Operational indicators
	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Health and safety incidents	0	1 with lost time; 2 incident with no injury or lost time; 3 vehicle incidents with no injuries or lost time; 1 incident for geophysical contractor	2 vehicle accidents, no injuries or lost time	2	Not applicable
Environmental incidents	0	0	0	0	0

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

Early development-stage projects:

INDIAN RIVER PLACER PROJECT

The Indian River Placer Project is an early development-stage placer gold property. It is located 40 km from Dawson City in the heart of the Klondike gold-producing region of the Yukon, Canada. The Company's objective is to develop a large-scale placer mine.

The Indian River Placer Project consists of 223 mineral claims plus 3 leases totaling 21.1 km2 (8.2 mi2). The Indian River is emerging as one of the active areas of new investment and productive placer mining in the Klondike region. With the exception of a 49% interest in a small group of 29 claims acquired in the second quarter, Klondike Star holds 100% ownership of the project.

During the 2005-2006 winter drilling program, the Company completed 184 holes (double the 2004-2005 drilling) for a cumulative total of 274 holes or 2,426 meters. The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

During 2006, bulk sampling and testing of conventional processing technology (for throughput and gold recovery) proceeded alongside a business planning study to determine the economic viability of the mineralized area. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. Initial results from the first stage of test mining were announced in November 2006. The Company believes the test mining results, at this one site, correlate and improve on the general findings of the previous drill-holes on the site. The grade indicated by auger drilling is only an indication of true grade, and in the Company's opinion, it must be checked and calibrated by test mining. The test resulted in the recovery of 45.08 ounces of raw placer gold. A conventional sluicing system was used to assess throughput and gold recovery, and the findings will be used in mine planning.

Klondike Star completed upgrading and extension of the access road, set up a camp, and identified additional bulk sample test sites for the 2007 test mining program.

The third consecutive winter drilling program commenced in late November 2006 and concluded in April 2007. Klondike Star completed 141 holes totaling 967 meters (3,173 feet), almost entirely in the main target zone. This increases the cumulative three-year total to 415 holes encompassing 3,393 meters (11,132 feet). Gold was recovered from 100% of the holes in the main target area (107 holes), an extension of the ground where gold was recovered from 100% of the holes in 2006. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

The target zone forms a wedge that is 300 meters (984 feet) at the beginning and broadens to a width of over 1,500 meters (4,921 feet). To date, the mineralized zone extends over a distance of more than 3 kilometers (1.9 miles) and remains open to expansion to the east and south. Gold appears to be consistently distributed within this broad area with consistent gold values across the entire width of the property. The overburden is relatively thin and bedrock is about 7.7 meters (25 feet) deep on average, which indicates a modest amount of waste stripping.

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

As of May 31, 2007, drilling crews and allied exploration personnel were operating on the property from the Indian River exploration camp.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	223 and 3 leases	214 claims and 17 leases	185 claims and 17 leases	Increase of 9 claims due to staking or 4% and decrease in one years leases as ground determined to be of limited value
Total area	About 21.1 km2 (8.2 mi2)	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)	Decrease of 15.9 km2 (6.1 mi2) or 42.7%
Drilling - no. of auger drill holes and total meters	15 holes totaling 86 meters/282 feet after spring break-up	141 holes totaling 967 meters/3,173 feet (winter season December - April)	184 holes totaling 2,426 meters/7,959 feet (winter season December - April)	Increases cumulative drilling to 340 holes totaling 3,479 meters/11,414 feet
Bulk sampling	Preparation of 2 test mining sites initiated	1 site of 7,249 cubic yards processed	None	None
Ownership	100% ownership of 194 claims and 3 leases and 49% ownership of 29 claims	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%	Increase in 100% ownership of 9 claims; low value placer leases allowed to lapse

Advanced-stage exploration projects:

LONE STAR PROJECT

The Lone Star Project is an advanced-stage gold exploration property that is being studied for potential mine development. The Project consists of 719 mineral claims and crown grants totaling 135.1 km2 (52.2 mi2). Lone Star is the largest project of six in the gold-producing Klondike region of Yukon, Canada.

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

Since acquiring the property, the Company has become the majority owner and operator, increased the size of the project from 500 to 719 mineral claims and crown grants, constructed a 65-person exploration complex, with core processing and milling infrastructure on site, and completed extensive soil, chip and bulk sampling, diamond drilling, IP (induced polarization) geophysical surveys, assay and other analysis.

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

Assay results from the 2005 exploration season (drilling and bulk sampling) were released sequentially October 6, 2005 to January 24, 2006.

A full-scale scoping study is in progress to assess the economic viability of the Lone Star mineral deposit, provide a baseline assessment of environmental and socio-economic considerations for development permitting applications, establish mine design concepts, analyze options to address key factors (energy, water supply, reclamation), and identify capital and operating cost estimates.

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

Progressive exploration results, including the discovery of a new target, the JF Zone, were announced between December 2006 and February 2007. A progress report on scoping study findings to date was released in March 2007 (filed with the SEC as an 8-K report, dated March 21, 2007). A summary report on the UBC MDRU geological studies on the Klondike region was released in March 2007.

As of May 31, 2007, exploration personnel and drilling crews are operating on the property from the main Eldorado camp complex.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims and crown grants	719	719	1056	500	None
Total area	135.1 km2/52.2 mi2	135.1 km2/52.2 mi2	152 km2/58.7 mi2	100 km2 estimated/38.6 mi2	None
Drilling - no. of diamond drill holes and total meters	Nil	23 holes totaling 2,892 meters/9,488 feet; 17 holes totaling 2,100 meters/6,890 feet	32 holes totaling 4830 meters/15,846 feet	0	None
Bulk sampling, surface trenching and sampling	Nil	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line; 470 rock samples, and 134 soil samples	14 trenches totaling 2858 m3/3,738 yd3, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3/1,700 yd3, 1,024 rock samples, 1,165 soil samples	None
Assay and other analysis	Nil	2866 core samples shipped for assay; 1,883 core samples shipped for assay	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	None
Ownership	55% with exclusive option up to 75%	55% with exclusive option up to 75%	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

Intermediate-stage exploration projects:

DOMINION PROJECT

An intermediate-stage gold and silver exploration project at the headwaters of Dominion Creek, the Dominion Project consists of 331 claims totaling 62.8 km2 (24.2 mi2). Klondike Star holds 100% or majority interest in 246 claims and an additional exclusive option to purchase an undivided 100% interest in 85 claims acquired in the first quarter ending May 31, 2006 and the second quarter ending August 31, 2006.

On April 27, 2006, the Company announced the acquisition from Klondike Source Limited's (KSL) subsidiary, KSL Exploration (Yukon) Limited, of the exclusive right to purchase an undivided 100% interest in up to 56 quartz claims in the DOM block located on Hunker Dome in the eastern part of the Klondike goldfield. On August 8, 2006, Klondike Star announced the acquisition of the exclusive option to explore and purchase the J.A.E. claim group on King Solomon's Dome bordering on mineral claims already held by the Company. The Company has also staked an additional claims to further consolidate the property into a single contiguous area.

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

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	331	331	168	112	None
Total area	62.8 km2 or 24.2 mi2	62.8 km2 or 24.2 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	None
Ownership	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	None
Exploration activity	Nil	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking			None
Bulk Sampling	Nil	2 bulk samples totaling 8 tonnes			None

SPICE PROJECT

The Spice Project is an intermediate-stage gold exploration project that has moved to an exploratory diamond drilling phase. As of May 31, 2007, the Spice Project consists of 52 mineral claims totaling 10.9 km2 (4.2 mi2). The property is located 28 km east of Ross River and 8 km south of the North Canol Road in the Watson Lake Mining District, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

The property has only been explored since 2000, when a regional geochemical survey conducted by the Yukon Geological Survey, Yukon Government, identified strong, coincident gold, silver and epithermal pathfinder elements. Follow-up geochemical sampling identified an open-ended anomalous zone and samples assayed up to 13.9 grams/tonne gold. An IP chargeability high and low resistivity coincides with the highest geochemical values. The target is a low-sulphidation epithrmal-style gold deposit hosted by rhyolite, similar to the Grew Creek property being explored 60 km (37.3 mi) to the west.

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

An exploratory diamond drilling program of identified targets proceeded in the spring of 2007. Assay results are expected to be available in the second quarter ended August 31, 2007.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	52	52	32	0	None
Total area	10.9 km2/4.2 mi2	10.9 km2/4.2 mi2	6.7 km2/2.6 mi2	0	None
Exploration activity	First-ever diamond drilling conducted on the property	Soil geochemistry and identification of targets for planned drill program			Completion of test drilling program of identified anomalies
Drilling - no. of diamond drill holes and total meters	3 holes totaling 435.5 meters/	Drill targets identified for spring 2007 drill program	0	0	100%
Ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	None

ULTRA PROJECT

The Ultra Project is an intermediate-stage base and precious metals exploration project that has moved to a drill ready stage in exploration. Following additional staking in the fall of 2005 and the fall of 2006, the Ultra Project consists of 416 mineral claims totaling 81.7 km2 (31.6 mi2). The targets include VMS zinc-copper-silver-gold and poly-metallic nickel-copper-platinum-palladium-gold. Two significant discoveries were announced following assessment of 2006 exploration results.

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

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	416	416	404 claims	0	None
Total area	About 82 km2 or 31.7 mi2	82 km2 or 31.7 mi2	82 km2 or 31.7 mi2	0	None
Drilling	No change	Drill sites prepared	0	0	None
Surface trenching and sampling	No change	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0	Doubling of rock samples and new soil sampling and trenching activity
Ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	None

Early-stage exploration projects:

BONANZA PROJECT

On May 19, 2006, Klondike Star acquired a controlling interest in 269 mineral claims in the Klondike region of the Yukon, Canada. Known as the Bonanza Project, the property has been expanded through the re-assignment of additional Company properties in adjacent areas bringing it to 400 mineral claims and 65.6 km2/25.3 mi2. It is located in the heart of the Klondike gold fields and proven gold producing ground, 10 km from Dawson City.

Since 1999, building on previous exploration efforts, the majority of the property has been explored by KSL Exploration (Yukon) Ltd, a wholly-owned subsidiary of Klondike Source Limited, and PacRim Resources Limited (formerly Barramundi Gold Ltd.) using advanced-exploration techniques, geological mapping and geochemical soil surveys.

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

Although recently acquired, Klondike Star has initiated a preliminary exploration program including consolidation of mapping, sampling results, and all accessible assessment work on the property. Mineral claim staking was undertaken in the third quarter ended November 30, 2006 to supplement the property.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	400	308	0	0	Claims re-assigned from Lone Star Project
Total area	65.6 km2 or 25.3 mi2	47.0 km2 or 18.1 mi2	0	[0]	Area of re-assigned claims
Ownership	100% of 308 claims and 55% and exclusive option to acquire up to 75% of 92 claims	100% registered	0	0	Ownership in claims re-assigned from Lone Star Project

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

Mineral claims with low probability of having exploration value were released in the final quarters of the year-ended February 28, 2007.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	248	248 claims	205 claims	0	None
Total area	62.1 km2 or 24.0 mi2	62.1 km2 or 24.0 mi2	67.3 km2 or 26 mi2	0	None
Drilling - no. of auger drill holes	No change	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	No change	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	None
Assay and other analysis	No change	Not available	36 rock samples, 333 soil samples	0	None
Ownership	Exclusive option for up to 75%	Exclusive option for up to 75%	Exclusive option for up to 75%	0	None

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

Following an assessment in the second quarter ended August 31, 2006, the Company has terminated this arrangement and taken direct responsibility for the project. Currently, consideration is being given to entering into a joint venture with an experienced Yukon placer miner to develop the property in 2007.

	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end May 31, 2007
Total claims	115 claims	115 claims	115 claims	114 claims	None
Total area	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2	None
Ownership	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

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

Capital resources

The Company has no material commitments for capital expenditures as of May 31, 2007. Pursuant to its 2008 business plan, resources are targeted to corporate development priorities. Private placement initiatives currently in progress are expected to raise additional funds in a timely manner.

The business plan for developing the Indian River Placer Mine currently being prepared by the Company includes material capital requirements for 2008. Commencing placer mining on the advanced-stage Indian River Placer Project would create a positive cash flow and change the status of the company to that of a producer.

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

Resource sector and gold market outlook

The outlook for resource industries is positive, as higher commodity prices result in a return to profitability for corporations, particularly in the mines and metals sector. As well, major mining companies are affected by depletion of their reserves and resources, raising concerns about shortages of metals for the future.

The outlook for gold specifically continues to be favorable, due to the present supply/demand deficit. Management is of the current opinion that the condition of declining world gold mine output may not find relief until approximately 2011, when enough new mines can come on-stream to overcome the depletion of existing mines.

7 Year Gold Price, January 1, 2000 to May 31, 2007:

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

Current gold price forecasts by GFMS Ltd. and TD Economics suggest that prices will range between $US 643 and $US 675 to the end of calendar 2007. (Sources: GFMS Limited Gold Survey 2006 Update 2, January 18, 2007 cites $US 643 over period of January 1, 2007 to June 30, 2007; and, TD Economics Quarterly Commodity Price Report, February 5, 2007 cites $US 650 - 675 over period of April 1, 2007 to December 31, 2007). The market is pricing gold at US$681.20 in one year. (Source: Esignal as reported in the Globe & Mail)

In 2006, the average price of gold was $US 603.93. During the first two calendar months of 2007 daily gold prices averaged $647 .16, ranging from a low of $US 608.40 to a high of $US 685.75. (Source: World Gold Council, London PM Fix) The three-year moving average for the price of gold as of February 28, 2007 was $US 499.50. (Source: World Gold Council, London PM Fix over period of March 1, 2004 to February 28, 2007)

Management believes that the market price for gold will remain strong, despite the recent fluctuations, given fundamental concerns about the demand/supply gap, declining central bank reserves, persistent currency debasement, geo-political strife and commodity inflation. The company maintains a view that market conditions across the board will keep metal prices strong and lead to higher metal prices in the future.

Corporate governance matters

In the first quarter ended May 31, 2007, a Company whistleblower policy was adopted and action plans for the year-ended February 29, 2008, were developed and approved for implementation of the Health and Safety Policy and the Environment and Sustainable Development Policy.

Effective March 16, 2007, Klondike Star Mineral Corporation (the "Company") incorporated a wholly owned Canadian subsidiary company, Klondike Star Canada Inc., under the Canada Business Corporations Act. The new company has been established to support planned growth and development including new mineral exploration and development opportunities in Canada and globally.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's functional currency is U.S. dollars. Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates as of the balance sheet date. Results of operations from monetary revenues and expenses are translated at the average exchange rates during the period, with non-monetary revenues and expenses translated at the exchange rate in effect at the time of acquisition of the underlying non-monetary asset or liability. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

ITEM 4. Controls and Procedures

As of May 31, 2007 ("evaluation date"), Company management has reviewed the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). The Company has developed and implemented a number of policies and procedures to assist in the consistent application of internal controls. This includes the Board of Directors Charter, the Audit Committee charter, the Code of Business Ethics and Conduct, and the Authorization Policy. The Company has financial reporting procedures in place to assist in ensuring reliable and accurate information is provided to shareholders and potential investors and to ensure compliance with financial reporting regulatory oversight bodies. Based upon that review, Management has concluded that company disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information disclosed in reports filed under the Securities Exchange Act of 1934. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls, in a negative manner, subsequent to the evaluation date.

As of May 31, 2007, the Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended May 31, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material or pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Form 10-K report for the year-ended February 28, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities by period	Exemption from registration	Total common shares sold	Total warrants issued and outstanding convertible into common shares[1]	Total cash value of shares sold ($USD)
Year ended February 29, 2004	Rule 506, Regulation D	1,040,000	0	2,600,000
Year ended February 28, 2005	Rule 506, Regulation D	1,090,000	0	2,725,000
Year ended February 28, 2006	Rule 506, Regulation D	3,423,000	1,300,000	8,029,068
Year ended February 28, 2007	Rule 506, Regulation D	3,752,982	3,032,982	9,090,299
1st quarter ended May 31, 2007	Rule 506, Regulation D and Regulation S	0		0

Note 1: The warrants are convertible at a fixed price of $3.50 within a period of up to12 months from the date of purchase of common shares at price of $2.75 under a private placement.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Securities Holders

None

ITEM 5. Other Information

The following announcements, made by press release and distributed over various wire services, the Company website and shareholder and potential investor distribution, may have qualified for disclosure on a Form 8-K during the quarter ended May 31, 2007:

- Klondike Star Advances Dominion Gold Project, March 1, 2007

- Klondike Star Launches Drill Program at Spice Gold Project, May 8, 2007

- Klondike Star Releases Drilling Results on Indian River Placer Gold Project as it moves into Mine Development, May 10, 2007

- Klondike Star to Explore for Egyptian Gold, May 15, 2007

ITEM 6. Exhibits

Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

By , President (Signature and Title)

Date July 13, 2007

, Vice President, Operations

By (Signature and Title)

Date July 13, 2007