Form 10-Q
period 2007-08-31
KLONDIKE STAR MINERAL CORP
filed 2007-11-07
CIK 1083321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended August 31, 2007

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

As of August 31, 2007 there were 32,957,497 shares of the registrant's Common Stock, par value $.0001 per share, outstanding.

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

Item 1. Financial Statements

KLONDIKE STAR MINERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

KLONDIKE STAR MINERAL CORPORATION

August 31, 2007

TABLE OF CONTENTS

FINANCIAL STATEMENTS

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                                     5

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ending August 31,			Six Months Ending August 31,			From Inception of Exploration Stage (December 8, 2003)
	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)	to August 31, 2007 (unaudited)
REVENUES	$ -	$ -	$ -	$ -	$ -	$ -	$ -
EXPENSES							
Mineral exploration	2,022,020	2,282,112	1,356,739	2,984,789	3,046,954	1,632,077	14,210,609
Public relations	69,502	395,279	959,704	271,959	628,358	1,093,867	3,787,111
Professional fees	143,721	78,572	44,773	264,081	208,364	68,925	1,014,544
General and administrative	364,304	244,821	130,228	668,280	935,585	231,298	6,022,260
Mineral rights acquisition	-	35,440	-	-	35,440	28,476	29,814,368
Depreciation	187,237	142,480	112,222	364,653	243,969	138,099	1,265,277
Total Expenses	2,786,785	3,178,703	2,603,666	4,553,762	5,098,670	3,192,742	56,114,169
LOSS FROM OPERATIONS	(2,786,785)	(3,178,703)	(2,603,666)	(4,553,762)	(5,098,670)	(3,192,742)	(56,114,169)
OTHER INCOME/EXPENSES							
Interest and other income	271	25,216	10,116	4,925	32,453	44,311	131,529
Foreign currency gain (loss)	(69,267)	(37,286)	96,618	(15,655)	16,863	1,721	(109,001)
Gain (loss) on disposal of capital assets	2,258	-		9,498	-	-	21,802
Total Other Income (Expenses)	(66,738)	(12,070)	106,734	(1,232)	49,316	46,032	44,330
LOSS BEFORE INCOME TAXES	(2,853,522)	(3,190,774)	(2,496,932)	(4,554,995)	(5,049,354)	(3,146,710)	(56,069,838)
PROVISION FOR TAXES	-	-	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,853,522)	(3,190,774)	(2,496,932)	(4,554,995)	(5,049,354)	(3,146,710)	(56,069,838)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	-	-	(4,502)
NET LOSS	$ (2,853,522)	$ (3,190,774)	$ (2,496,932)	$ (4,554,995)	$ (5,049,354)	$ (3,146,710)	$ (56,074,340)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.09)	$ (0.12)	$ (0.11)	$ (0.15)	$ (0.20)	$ (0.14)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,217,097	26,764,789	22,611,200	29,457,680	25,768,153	22,131,014

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

KLONDIKE STAR MINERAL CORPORATION
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
August 31, 2007

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

On March 16, 2007, the Company incorporated a wholly owned subsidiary, Klondike Star Canada Inc. ("Klondike Star Canada") under the Canada Business Corporations Act. Klondike Star Canada maintains its head office in Whitehorse, Yukon Territory, Canada. As of August 31, 2007 Klondike Star Canada had no operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008.

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

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($94,679 US dollars at August 31, 2007). At August 31, 2007, the Company exceeded the FDIC insured amount by approximately $400 and exceeded the CIDC insured amount by approximately $201,000 U.S.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of August 31, 2007, the exploration costs and mineral rights expensed during the Company's exploration stage have been approximately $44,025,000. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $4,555,000 for the six months ended August 31, 2007 and has an accumulated deficit of approximately $56,074,000 since inception of the Company's exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expenditure projections of $11,000,000 for fiscal year ending in 2008. The Company has approximately $341,000 in cash at August 31, 2007.

NOTE 3 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to ten years. The following is a summary of property, equipment, and accumulated depreciation:

				Net Book Value February 28, 2007	Net Book Value February 28, 2006
	Balances as at August 31, 2007
	Cost	Accumulated Depreciation	Net Book Value

Depreciable Capital Assets:
Leasehold improvements	$ 988,862	$ 277,967	$ 710,895	$ 616,788	$ 207,178
Movable structures	975,894	355,343	620,551	697,267	579,123
Vehicles	415,505	225,658	189,847	228,869	137,185
Equipment	316,110	169,379	146,731	168,923	107,618
Heavy equipment	290,293	23,399	266,894	276,254	-
All-terrain vehicles	123,606	97,758	25,848	46,449	49,322
Trailers	94,550	35,656	58,894	68,350	24,290
Computer equipment	46,740	30,938	15,802	15,896	19,854
Computer software	21,966	15,408	6,558	7,565	7,792
Furniture and fixtures	19,527	8,140	11,387	13,340	8,523
Pack horse	5,765	2,883	2,882	10,632	14,242
Total Depreciable Assets

Non Depreciable Capital Assets:
Gold samples	105,574	-	105,574	77,350	56,010
Total Capital Assets	$ 3,404,392	$ 1,242,529	$ 2,161,863	$ 2,227,683	$ 1,211,137

Total depreciation expense for the six months ending August 31, 2007, 2006 and 2005 is $364,653, $243,969 and $138,099 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Leaseholds improvements, which total approximately $989,000 as of August 31, 2007, have been made to the barn and office.

On occasion, the Company's shareholders or directors pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing and are due on demand. Related party payables totaled $18,586, $110,148 and $14,465 at August 31, 2007, February 28, 2007 and February 28, 2006, respectively. During the six months ending August 31, 2007, the Company included in mineral exploration expense $122,200 ($563,300 for the six months ended August 31, 2006 and, $88,700 for the six months ended August 31, 2005) in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The Company previously issued 2,000,000 preferred stock convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing. The Company's board of directors will determine the specific features of each additional issuance of preferred shares. At August 31, 2007, February 28, 2007 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

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

At August 31, 2007, February 28, 2007 and February 28, 2006, the Company had no Series B preferred shares issued and outstanding.

NOTE 6 - COMMON STOCK

As approved by the shareholders at the Company's 2006 annual general meeting, the Company's authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At August 31, 2007, February 28, 2007 and February 28, 2006, the Company had 33,406,909; 29,035,782 and 25,202,800 shares of common stock issued and outstanding, respectively.

During the six months ended August 31, 2007, the Company sold through private placements 16,000 common shares at $1.25 per share for total net cash proceeds of $18,000; sold 20,000 common shares at $1.07 per share for total net cash proceeds of $19,260; sold 100,000 common shares at $1.00 per share for total net cash proceeds of $90,000; sold 285,715 common shares at $1.05 per share for total net cash proceeds of $270,000, sold 227,273 common shares at $1.10 per share for total net cash proceeds of $250,000 and sold 221,239 common shares at $1.13 per share for total net cash proceeds of $250,000.

Effective May 29, 2007, the Company issued a private placement memorandum for the issuance of up to 3,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,500,000 with the offering expiring on or before July 16, 2007. As of August 31, 2007, the Company sold 3,500,000 common shares under this private placement memorandum for total net cash proceeds of $1,725,000.

During the six months ended August 31, 2007, the Company issued a private placement memorandum for the issuance of up to 2,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,000,000 with the offering expiring on or before September 30, 2007. As of August 31, 2007, the Company sold 500,000 common shares under this private placement memorandum for total net cash proceeds of $225,000.

During the six months ended August 31, 2007, the Company approved a private placement memorandum for the issuance of up to 3,000,000 units of one common stock of the Company and one warrant to purchase one common stock of the company of up to $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10. As of August 31, 2007, the Company has not sold any units under this private placement memorandum.

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

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.0 years	$ 3.50
Issued	3,032,982	0.2 years	3.50
Exercised	-		-
Rescinded or expired	(1,300,000)		3.50
Outstanding and exercisable, February 28, 2007	3,032,982	0.2 years	$ 3.50
Issued	-		-
Exercised	-		-
Rescinded or expired	(2,259,982)		3.50
Outstanding and exercisable, August 31, 2007	773,000	0.2 years	$ 3.50

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

Following is a summary of the status of the stock options during the six months ended August 31, 2007:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2004	-	$ -	-	$ -	-	$ -
Granted	1,200,000	1.00	-	-	1,200,000	1.00
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2005	1,200,000	1.00	-	-	1,200,000	1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at February 28, 2007	1,580,000	1.36	-	-	1,580,000	1.36
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at August 31, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at August 31, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the six months ended August 31, 2007		$ -		$ -		$ -

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the quarter ended August 31, 2007, the Company issued a private placement memorandum (Regulation S) in primarily in support of exploration investment in the Arab Republic of Egypt for up to 3,000,000 shares at the 5 day volume averaged price preceding the date of purchase minus $0.10, for total estimated proceeds between $3,000,000 and $3,750,000, with the offering expiring on or before February 29, 2008.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Klondike Star Mineral Corporation is an exploration and development enterprise currently with eight gold, base and precious metal projects totaling about 446 km2 or 172.5 mi2 in the Yukon, located in the northwest corner of Canada; and one project totaling 1,245 km2 or 481 mi2 in the Arab Republic of Egypt In Canada, the Company is developing extensive surface and subsurface mineralized zones on a 353.4 km2 or 136.6 mi2 land position underlying in the site of the world-renowned Klondike gold producing region, and 92.6 km2 or 35.9 mi2 of select high potential targets in other parts of the Yukon. Klondike Star was awarded a major mineral exploration and development concession in Egypt for the Oweinat property pursuant to a law passed by the Egyptian Parliament.

During the coming year, the Company expects to continue increasing its land holdings, projects and exploration effort. At the same time, Klondike Star evaluates existing properties and makes determinations about whether to sustain exploration or take other steps. Klondike Star is evaluating the Ultra and Indian River Conglomerate properties vis-a-vis the new strategic plan and discussing next steps with joint venture partners to make a determination about whether to invest in further exploration.

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

In its first year as a mineral exploration company, Klondike Star earned a 55% and controlling interest in the Lone Star Project in the Dawson Mining District, Yukon. This property includes the site of the original Klondike Gold Rush. Since then, the Company has expanded systematically to a total of nine exploration and development projects: six gold prospects in the Klondike region of the Yukon and two gold, base and precious mineral properties in other parts of the Yukon; and one major exploration project in Egypt

In support of its mission, Klondike Star has established corporate goals relating to mineral production, capital formation and durable investor relationships, employer of choice, sustainable development and good corporate governance. Following substantive research, workshops and discussions in February - June, 2007, the Board approved a formal Strategic Plan setting corporate direction for the next three years.

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

* practicing proactive, balanced and timely disclosure addressing what is newsworthy from a shareholder perspective in a manner that meets and exceeds regulatory requirements; and

* building shareholder value through every aspect of the Company's business and operations.

Currently, mineral resource exploration and exploitation property rights are located in Canada and the Arab Republic of Egypt

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

Overall Performance

Highlights for the three-months ending August 31, 2007 include:

Operational

- Completing the first-ever summer Indian River gold project drilling program that finalized 1,000 foot drill lines on a substantial portion of the mineralized area on the property; as well as completing 500 foot in-fill drill lines facilitating assessment of mineral reserves, mine and business planning.

- Obtaining approval from the Government of Yukon for mine development at the Indian River Gold Project following a public environmental and socio-economic assessment process;

- Undertaking comprehensive exploration programs including diamond and rotary direct circulation drilling, IP geophysical survey, bulk sampling, soil sampling on the Lone Star and Dominion gold projects;

- Concluding the agreement the Arab Republic of Egypt for exploration and exploitation of the Oweinat property and making preparations for establishing operations in Egypt.

- Completing the energy supply options study with a mine/mill waste rock management and reclamation study and the fourth year of environmental monitoring in progress as part of the Lone Star mine scoping study.

- Undertaking year 3 of the Klondike Research Project through the University of British Columbia's Mineral Deposit Research Unit.

- Adoption of the 2007-09 strategic plan and additional governance measures, including making progress on the implementation of Section 404 of the Sarbanes-Oxley Act.

Financial

- The unaudited loss from operations for the three months ending August 31, 2007, was $2,786,785, net loss of $0.09 per share, compared to unaudited operating loss of $3,178,703, net loss of $0.12 per share for the three months ending August 31, 2006.

The unaudited loss from operations for the six months ending August 31, 2007, was $4,553,762, net loss of $0.15 per share, compared to unaudited operating loss of $5,098,670, net loss of $0.20 per share for the six months ending August 31, 2006.

- The unaudited cash flow used in operations for the six months ending August 31, 2007, was $3,873,023 compared to $3,602,745 for the six months ending August 31, 2006;

- The changes in cash flow used in operations from August 2006 to August 2007 relate to the increased activity on the Indian River gold project, diamond drilling on the Spice project and early mobilization of exploration crews and drilling for Klondike-area projects

- During the quarter ending August 31, 2007, the Company raised $2,622,260 through private placements of common stock.

Financial indicators
	Six Months ended August 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006
Total expenses	$ 4,553,762	$ 9,967,672	$ 8,778,272
Net loss from continuing operations	$ 4,554,995	$10,043,789	$ 8,741,926
Cash used in operating activities	$ 3,873,023	$ 8,621,116	$ 5,610,326
Cash raised by financing activities, net	$ 2,622,260	$ 9,090,299	$ 8,068,568
Cash and cash equivalents on hand	$ 341,280	$ 2,390,876	$ 3,514,176
Net loss per common share: Basic and Diluted	$ (0.15)	$ (0.38)	$ (0.39)
Weighted average number of common shares outstanding: Basic and diluted	29,457,680	26,512,538	22,562,923
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00
Property, plant and equipment, net book value	$ 2,161,863	$ 2,227,683	$1,211,137
Long-term debt	$ 0	$ 0	$ 0
Shareholders' equity	$ 1,838,406	$ 4,271,141	$ 4,612,131

Investor relations indicators
	Six Months ended August 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to quarter-end August 31, 2007
Common shares issued and outstanding	33,406,909	29,035,782	25,202,800	Increase of 4,371,127 or 15%
Restricted shares	14,132,939	9,943,734	18,025,906	Increase of 4,189,205 or 42%
Free trading shares	19,273,970	19,092,048	7,176,894	Increase of 181,922or 0.95%
Warrants outstanding and exercisable	773,000	3,032,982	1,300,000	Decrease of 2,259,982 or 74.5%
Share price range by low and high	Monthly range of $0.90 to $1.44	Monthly range of $1.50 to $3.98	Monthly range of $2.75 to $3.40	Reduction in price and range between low and high
Share volume monthly high	1,009,940	4,223,025	2,359,551	Reduction in monthly high
Shareholders	About 4030	About 5,550	About 4,200	Decrease of 1,520 or 27%
Material event press releases and 8-K reports	10	36	22	Not applicable
Share options authorized and unexercised	1,580,000	1,580,000	1,230,000	Nil

Share price from February 2004 to period-end August 31, 2007

(Source: Bell Globemedia Publishing Inc. 2007 and OTCBB)

Quarter                                              High Quarterly Price          Low Quarterly Price

Q1, 2004 March - May	3.69 2.90
Q2, June - August	3.30 3.00
Q3, September - November	3.75 3.05
Q4, December - 2005 February	3.74 2.80
Q1, 2005 March - May	3.70 2.55
Q2, June - August	3.15 2.50
Q3, September - November	3.85 2.85
Q4, December - 2006 February	3.50 2.70
Q1, 2006 March - May	3.98 3.00
Q2, June - August	3.92 3.50
Q3, September - November	3.72 2.50
Q4, December - 2007 February	2.70 1.50
Q1, 2007 March - May	1.75 1.00
Q1, 2007 June - August	1.44 0.90

Exploration and development projects

The mineral rights are organized into nine discrete exploration and development projects. As of August 31, 2007, the Company has a majority ownership interest in five projects and an exclusive option to explore, earn or purchase an ownership interest in three projects in Canada; and has been awarded rights to explore and exploit a major exploration property in Egypt.

Property Synopsis
Project	Exploration stage	Location	Metal	Total area	Ownership
CANADA
Indian River Placer	advanced and pre-development	Klondike	gold	21.1 km2/8.2 mi2	100% ownership of 194 placer claims and 3 leases and 49% ownership of 29 placer claims
Lone Star Quartz	advanced	Klondike	gold	135.1 km2/52.2 mi2	55% and exclusive option to acquire up to 75% of 719 mineral claims and crown grants
Dominion Quartz	intermediate with one advanced target	Klondike	gold and silver	62.8 km2/24.2 mi2	100% ownership of 149 mineral claims, 55% ownership of 97 claims with exclusive option to acquire 75%, exclusive option to purchase 100% of 85 claims
Spice Quartz	intermediate	East Yukon	gold	10.9 km2/4.2 mi2	Exclusive option to acquire 75% ownership of 52 mineral claims
Ultra Quartz	intermediate	West Yukon	multiple precious and base	81.7 km2/31.7 mi2	Exclusive option to acquire 75% ownership of 416 mineral claims
Bonanza Quartz	early	Klondike	gold	65.6 km2/25.3 mi2	100% registered interest in 400 mineral claims
Indian River Quartz	early	Klondike	gold	62.1 km2/24 mi2	Exclusive option to acquire 75% ownership in 248 claims
Eldorado Placer	early	Klondike	gold	6.9 km2/2.7 mi2	55% ownership and exclusive option to acquire up to 75% ownership in 115 placer claims
EGYPT
Oweinat	early	Egypt	gold and iron ore	1,245 km2/481 mi2	Exclusive right to explore and exploit, subject to terms of concession agreement

Mineral rights indicators1
	2nd quarter ended August 31, 2007	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to period-end August 31,2007
Exploration projects	9	9	8	6	2	Increase of 1 project
Quartz mining claims	No change	2166	2166	1921	1753	None
Total area of quartz claims and crown grants	No change	418.3/161.5	418.3 km2/161.5 mi2	352 km2/ 135.9 mi2	239 km2 (estimate)/ 92.3 mi2	None
Placer mining claims	No change	338 plus 3 leases	329 plus 43 mi of leases	300 plus 43 miles of leases	114 plus 60 miles of leases	Increase of 9 claims or 2.7% and significant release of annual leases
Total area of placer claims and leases	No change	28 km2/10.9 mi2	43.9 km2/17 mi2	42 km2/ 16.2 mi2	21 km2 (estimate)/ 8.1 km2	Decrease of 15.9 or 36.1%
Total area of mining concessions	No change	1245 km2/481 mi2	0	0	0	Awarded Oweinat concession in Egypt

Note 1: The mining claim and total areas for year-end February 28, 2007, have been adjusted to reflect changes resulting from the re-allocation of claims between projects and to ensure comparisons with Q1 to May 31, 2007 and subsequent figures are reasonable and appropriate. These changes are made throughout this report.

Operational indicators
	2nd quarter ended August 31, 2007	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q2 ended August 31, 2007
Health and safety incidents	5, 2 with lost time	0	1 with lost time; 2 incident with no injury or lost time; 3 vehicle incidents with no injuries or lost time; 1 incident for geophysical contractor	2 vehicle accidents, no injuries or lost time	5 incidents
Environmental incidents	0	0	0	0	0

Footnote 1: Definitions of exploration stage

Where a project fits on the spectrum of exploration and development is in part a matter of judgment exercised by management:

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

The Indian River Placer Project consists of 223 mineral claims plus 3 leases totaling 21.1 km2 (8.2 mi2). The Indian River is emerging as one of the active areas of new investment and productive placer mining in the Klondike region. With the exception of a 49% interest in a small group of 29 claims acquired in the second quarter ending August 31, 2006, Klondike Star holds 100% ownership of the project.

During the 2005-2006 winter drilling program, the Company completed 184 holes (double the 2004-2005 drilling) for a cumulative total of 274 holes or 2,426 meters. The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

During 2006, bulk sampling and testing of conventional processing technology (for throughput and gold recovery) proceeded alongside a business planning study to determine the economic viability of the mineralized area. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. Initial results from the first stage of test mining were announced in November 2006. The Company believes the test mining results at this one site correlate the general findings of the previous drill-holes on the site. The grade indicated by auger drilling is only an indication of true grade, and in the Company's opinion, it must be checked and calibrated by test mining. The test resulted in the recovery of 45.08 ounces of raw placer gold. A conventional sluicing system was used to assess throughput and gold recovery, and the findings will be used in mine planning.

Klondike Star completed upgrading and extension of the access road, set up a camp, and identified additional bulk sample test sites for the 2007 test mining program.

The third consecutive winter drilling program commenced in late November 2006 and concluded in March 2007. Klondike Star completed 141 holes totaling 967 meters (3,173 feet), almost entirely in the main target zone. This increases the cumulative three-year total to 415 holes encompassing 3,393 meters (11,132 feet). Gold was recovered from 100% of the holes in the main target area (107 holes), an extension of the ground where gold was recovered from 100% of the holes in 2006. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

A major auger drilling initiative was launched after spring break-up in May 2007. This accelerated effort to delineate mineralized areas and assess probable reserves. Drill lines were completed at 1000 foot intervals with holes 100 feet apart along the drill lines spanning the complete width of the initial target zone. Mid-summer the drilling program has shifted to infill drilling with drill lines at 500 foot intervals to facilitate detailed mine planning and increase confidence in the assessment of whether there may be probable mineral reserves. As of August 31, a cumulative total of 602 holes totaling 4,566 meters/14,797 feet had been drilled on the property and gold recovery determined.

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

To further calibrate drilling results, assess mining methods and determine water management design requirements, test mining operations started in 2006 using selected heavy equipment and an industry-standard 5' trommel. One test site was completed in 2006 totaling 7249 cubic meters of material with positive results. As of August, test mining was completed at an additional representative site. Results are expected to be available for release in October/November.

Following regulatory and public assessment under the Yukon Environmental and Socio-Economic Act, the Yukon government Department of Energy, Mines and Resources has formally authorized the development and operation of an Indian River placer mine by Klondike Star. This approval provides the direction to regulatory agencies for the detailed water and mining land use permits expected to be issued in the near future.

A comprehensive business plan based on a 10-year minimum mine-life is nearing completion. It will comply with the U.S. Securities and Exchange Commission requirements for assessment and reporting of mineral reserves. The plan providing the information necessary for a mine development decision is expected to be considered by the Board of Directors. Subject to financing, this could allow for production to commence as early as 2008. A placer mining operation could generate cash flow for the Company to finance its major exploration and development initiatives.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	223 and 3 leases	214 claims and 17 leases	185 claims and 17 leases	Increase of 9 claims due to staking or 4% and decrease in one year leases as ground determined to be of limited value
Total area	No change	About 21.1 km2 (8.2 mi2)	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)	Decrease of 15.9 km2 (6.1 mi2) or 42.7%
Drilling - no. of auger drill holes and total meters	187 holes totaling 1,173 meters/3,847 feet	15 holes totaling 86 meters/282 feet after spring break-up	141 holes totaling 967 meters/3,173 feet (winter season December - April)	184 holes totaling 2,426 meters/7,959 feet (winter season December - April)	Increases cumulative drilling to 602 holes totaling 4,566 meters/14,797 feet
Bulk sampling	Two sites prepared; one with area of 1,624 square yards of which 6200 cubic yards were processed	Preparation of 2 test mining sites initiated	1 site of 7,249 cubic yards processed	None	Additional test mining site processed
Ownership	No change	100% ownership of 194 claims and 3 leases and 49% ownership of 29 claims	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%	Increase in 100% ownership of 9 claims; low value placer leases allowed to lapse

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

Field work conducted to date in the 2007 exploration season continues to confirm and advance a number of promising gold targets at the Lone Star project. After completing structural and delineation drilling on the Lone Star zone last year, diamond and rotary circulation drilling is proceeding on the Buckland zone and the Pioneer zone. These are among nine known major exploration targets on the expansive 135.1 km2/52.2 mi2 property. Ongoing work on the Lone Star Project includes bulk sampling, trenching, soil geochemistry and detailed geological mapping.

The first diamond drill target tested this year was the Buckland zone, an area which has returned multiple intersections of gold mineralization for previous operators, but which has not been drilled by Klondike Star. This zone lies about one kilometre/0.62 miles south of the Lone Star zone and 0.5 kilometers/0.31 miles southeast of the Nugget zone, and occupies an area roughly 800 meters/2624.7 feet by 300 meters/984.3 feet. The Buckland zone lies between Emile Gay Gulch and Oro Grande gulch, which have been significant producers of placer gold and are still being mined. Five holes have been completed in a fence which cuts across the centre of the zone, and tests the best IP anomalies identified by geophysical surveys in 2006. A total of 845 meters/2772.3 feet have been drilled in the holes completed, and 710 samples from the first 4 holes have been sent for analysis.

The reverse circulation drill was moved to the Pioneer zone, which lies about 700 meters/2296.6 feet southeast of the Lone Star zone. The Pioneer zone was the focus of underground exploration for gold in the same era as the Lone Star mine (ca. 1911). Only 3 holes have previously been drilled in this area, with hole 87R-47 returning 0.60 g/t gold over 50 meters/164 feet. A fence of several holes has been drilled, starting from above the Pioneer shaft and progressing northward downslope into a linear IP anomaly identified in 2006 which is thought to be the eastward extension of the Lone Star zone. This target is 200 meters/656.2 feet wide and at least 550 meters/1804.5 feet long; the holes planned here represent a 400 meter/1312.3 foot step-out to the known Lone Star zone.

Five bulk samples have been processed from the Lone Star zone to date in 2007. These samples were collected from the southern end of trench 87TR-16, and continue to extend the sampling of this area reported in 2006 (Press Release #3-2007: Klondike Star Releases Bulk Sampling Results Including 1.33 G/T Over 24 Meters). The 2006 work at this site included 10 contiguous bulk samples which cut the zone over a 67 meter/219.8 foot length, and which proved the zone to be continuously mineralized. The 5 samples collected in 2007 extend this trend an additional 30 meters/98.4 feet.

A bulk test from a trench near the Pioneer zone is in progress - this is the first bulk sample from the Pioneer zone. A small bulk test from the 310 zone has also been processed. The 310 zone is a continuous, narrow vein located about 1500 meters/4921.3 feet southwest of Eldorado Creek on the Lone Star property. This vein has returned chip samples up to 1.12 g/t gold over 1.32 meters/4.3 feet.

A cut-line grid totalling 20 line-kilometers has been completed in preparation for geophysical surveys at the JF zone. A detailed soil geochemical survey, with samples collected at 25 meter/82 foot intervals on lines spaced 100 meters/328.1 feet apart is in progress on this grid, and an IP survey is anticipated to start by early September. An extension to the discovery trench is planned within the next month. An area immediately south of the JF zone grid that had not previously been geochemically sampled has been tested with 299 samples over a 1 kilometer/0.62 mile square area.

Klondike Star, in conjunction with the University of British Columbia Mineral Deposit Research Unit, has been developing an exploration model for this area that combines an improved understanding of the structural geology with compilation of other data, including airborne geophysics, geochronology, petrology and placer gold characteristics and distribution. A geological map at 1:10,000 scale has been produced for the Eldorado Dome - Lone Star ridge area. A detailed map of the Lone Star zone at 1:1,000 scale is also being produced by company geologists.

Klondike Star's objective for the 2007 season at the Lone Star property is to be able to significantly advance the Buckland, JF and Pioneer targets, to improve the overall understanding and assessment of the scope mineralization on the property, and to extend the Lone Star zone a substantial distance to the east.

The Lone Star is an advanced-stage hard-rock exploration project in the legendary Klondike gold-producing region, Yukon, Canada. An in-depth scoping study is progressing towards scheduled release on or about December 2007.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims and crown grants	No change	719	719	1056	500	None
Total area	No change	135.1 km2/52.2 mi2	135.1 km2/52.2 mi2	152 km2/58.7 mi2	100 km2 estimated/38.6 mi2	None
Drilling - no. of diamond drill holes and total meters	5 holes totaling 846 meters/2,774 feet	Nil	23 holes totaling 2,892 meters/9,488 feet; 17 holes totaling 2,100 meters/6,890 feet	32 holes totaling 4830 meters/15,846 feet	0	5 holes totaling 846 meters/2,774 feet
Direct circulation rotary drill	3 holes totaling 294 meters/965 feet	Nil	Nil	Nil	Nil	3 holes totaling 294 meters/965 feet
Bulk sampling, surface trenching and sampling	6 bulk samples totaling 34.7 tonnes/34,713 kg; 26 chips (rocks), 679 soil samples; 15 line-km cut grid with soils every 25 meters, ready for IP survey in September	Nil	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line; 470 rock samples, and 134 soil samples	14 trenches totaling 2858 m3/3,738 yd3, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3/1,700 yd3, 1,024 rock samples, 1,165 soil samples	6 bulk samples totaling 34.7 tonnes/34,713 kg; 26 chips (rocks), 679 soil samples; 15 line-km cut grid with soils every 25 meters, ready for IP survey in September
Assay and other analysis	878 core samples and 7 rotary samples	Nil	2866 core samples shipped for assay; 1,883 core samples shipped for assay	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	878 core samples and 7 rotary samples
Ownership	None	55% with exclusive option up to 75%	55% with exclusive option up to 75%	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

Intermediate-stage exploration projects:

DOMINION PROJECT

An intermediate-stage gold and silver exploration project at the headwaters of Dominion Creek, the Dominion Project includes an advanced exploration stage target at the JAE claims, as well as a large area with little previous exploration. Of Klondike Star's six hard-rock Yukon projects, the Dominion ranks second in importance after the Lone Star project. The property is comprised of 331 mineral claims involving an area of 62.8 square kilometres/24.3 square miles, including the Mitchell zone, Sheba zone, Dome Lode and Lloyd zone. All zones extend over large areas with excellent opportunity for the existence of multiple mineralized zones, along both strike and dip. They belong to a class of structures which have potential for large, medium-to-low grade, gold bearing ore bodies. Klondike Star holds 100% or majority interest in 246 claims and an additional exclusive option to purchase an undivided 100% interest in 85 claims acquired in the first quarter ending May 31, 2006 and the second quarter ending August 31, 2006.

On April 27, 2006, the Company announced the acquisition from Klondike Source Limited's (KSL) subsidiary, KSL Exploration (Yukon) Limited, of the exclusive right to purchase an undivided 100% interest in up to 56 quartz claims in the DOM block located on Hunker Dome in the eastern part of the Klondike goldfield. On August 8, 2006, Klondike Star announced the acquisition of the exclusive option to explore and purchase the J.A.E. claim group on King Solomon's Dome bordering on mineral claims already held by the Company. The Company has also staked additional claims to further consolidate the property into a single contiguous area.

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

The area covers several mineralized vein systems, some shafts and a long tunnel, and has been the subject of percussion drilling, soil geochemistry and trenching. Various broad zones of disseminated mineralization have been identified. The 2006 exploration objective was to consolidate and ground-truth previous exploration results, advance knowledge of the mineral resources, take advantage of extensive trenching in situ, identify future drill targets on a systematic and expedited basis, and consolidate the property and mineral interests through a strategic claim-staking program. Activities included detailed mapping, extensive chip and soil sampling and geochemistry, evaluation of more than 60 existing trenches and assessment of selected targets, and bulk sampling and processing through the Eldorado test plant. A satellite camp was installed to support project operations.

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

Field work during the quarter ending August 31, 2007, is further confirming the presence of multiple, continuous gold-bearing structures that warrant testing by drilling. Work completed to date in 2007 consists of detailed geological mapping, surveying, grid cutting, trenching, chip sampling and bulk sampling.

Drilling is scheduled for September at the JAE claims using a rotary drill rig with up to 10 holes totaling 1000 meters planned (weather dependent), which lie at the headwaters of Dominion, Gold Bottom and Hunker creeks, all of which have been significant producers of placer gold, and are still being actively mined. This area of the Dominion project hosts at least seven parallel gold - (silver) vein zones within an area of highly anomalous soil geochemistry that measures about 1.5 kilometers/0.9 miles by 1 kilometer/0.6 mile. Two of these zones, the Mitchell and Sheba have been outlined along hundreds of meters of length by previous exploration efforts since 1900, including numerous trenches and shallow shafts, direct shipping of hand selected silver-rich ore (7.2 tonnes averaging 6090 g/t silver = 178 oz/ton), soil geochemistry and geophysics. Only 3 shallow drill holes, directed at the high grade silver have previously been drilled on the property. The Mitchell - Sheba trend will be the initial focus of the drilling. The Mitchell zone is well known for impressive specimens of visible gold, but has never been drilled. It is expected that further surface work on the other parallel zones will result in additional drill targets.

Six bulk samples have been collected and processed at the JAE property during the second quarter ending August 31, 2007. The samples were collected from a variety of targets, including major veins, subsidiary veins, and pyritic alteration zones located near veins. The large size samples (up to 7 tonnes) are effective at accurately indicating the grade of these targets, which contain coarse free gold.

A grid with 15 kilometers/9.3 miles of line has been cut at the JAE property for an IP geophysical survey. This survey will be conducted in the 2007 field season by Aurora Geosciences Ltd. of Whitehorse. The results of the current survey will be integrated with those of an IP survey conducted on widely spaced lines at the site in 1990. IP geophysics is known from the earlier survey to be appropriate for this area, as the mineralized quartz veins have gold-rich pyritic haloes which responded well to this method.

Soil geochemical surveys and other investigations are in progress in select areas of the Dominion project beyond the JAE property.

Klondike Star, in conjunction with the University of British Columbia Mineral Deposit Research Unit has been developing an exploration model for this area that combines an improved understanding of the structural geology with compilation of other data including airborne geophysics, geochronology, petrology and placer gold characteristics and distribution. A geological map at 1:20,000 scale has been produced for this area.

The major mineralized structures at the JAE property have a well-defined, north- northwesterly trend and steep easterly dip, with local en echelon offsets to the veins. This clearly defined structural setting lends itself to a straight-forward exploration approach, with drill targets and hole orientations easily selected. One highlight of the exploration this season has been the rediscovery of substantial mineralized quartz veins that were trenched at some time in the past, but were not recorded in any of the available property assessment reports. A thorough compilation of the existing data has been ongoing for the past two years, as well as conventional and differential GPS surveying of the extensive network of overgrown roads, trails, trenches and vein deposits.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q1-end August 31, 2007
Total claims	No change	331	331	168	112	None
Total area	No change	62.8 km2 or 24.2 mi2	62.8 km2 or 24.2 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	None
Ownership	No change	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	None
Exploration activity	Trenching (3 totaling 100 meters); 50 chip samples, 209 soil samples; 15 line km grid cut for IP survey in September; roads upgraded and drill sites prepared for direct circulation rotary drilling starting September; detailed geological mapping, RTK-BPS and conventional surveying	Nil	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking			Full program of activity in progress
Bulk Sampling	6 bulk samples totaling 34.8 tonnes/30,746 kg	Nil	2 bulk samples totaling 8 tonnes	Nil	Nil	6 bulk samples totaling 34.8 tonnes/30,746 kg

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

Since acquiring the Spice properties, Klondike Star has increased exploration efforts, and in the first quarter/spring 2006, a staking program also increased the land base to 51 mineral claims totaling 10.9 square kilometers (4.2 square miles), an increase of 63%. Exploration to date has involved till, soil, silt and rock geochemistry, hand/blast pitting and trenching, ground magnetic, induced polarization/resistivity and VLF-EM geophysical surveys, and during the third quarter 2006 included additional soil geo-chemistry, a property evaluation, the delineation of drill targets and petrography.

An exploratory diamond drilling program of identified targets proceeded in the spring of 2007. Assay results are under review and a consolidated property assessment report is being drafted.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	52	52	32	0	None
Total area	No change	10.9 km2/4.2 mi2	10.9 km2/4.2 mi2	6.7 km2/2.6 mi2	0	None
Exploration activity	No summer activity planned	First-ever diamond drilling conducted on the property	Soil geochemistry and identification of targets for planned drill program			Completion of test drilling program of identified anomalies
Drilling - no. of diamond drill holes and total meters	No change	3 holes totaling 439.5 meters/1,441 feet	Drill targets identified for spring 2007 drill program	0	0	100%
Assay samples	362 core samples					362 core samples
Ownership	No change	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	None

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

Klondike Star is evaluating the property's fit with the Company's new strategic plan and discussing next steps with joint venture partners to make a determination about whether to invest in further exploration.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	416	416	404 claims	0	None
Total area	No change	About 82 km2 or 31.7 mi2	82 km2 or 31.7 mi2	82 km2 or 31.7 mi2	0	None
Drilling	No change	No change	Drill sites prepared	0	0	None
Surface trenching and sampling	No change	No change	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0	Doubling of rock samples and new soil sampling and trenching activity
Ownership	No change	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	None

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

KSL Exploration (Yukon) Limited considers the property to have a number of prospects on the basis of reasonably well-defined geochemical gold anomalies. In an independent geologist's report, KSL (Yukon) Limited reported that: "These surveys have identified several prospective targets with potential for hosting large tonnage, primary gold mineralization." (Roy Cox & Associates, November 10, 2003).

Klondike Star has initiated a preliminary exploration program including consolidation of mapping, sampling results, and all accessible assessment work on the property. Mineral claim staking was undertaken in the third quarter ended November 30, 2006, to supplement the property. During the quarter ending August 31, 2007, the Company recovered and processed previously untested diamond drill core from 6 holes and commenced a soil sampling program

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	400	308	0	Claims re-assigned from Lone Star Project
Total area	No change	65.6 km2 or 25.3 mi2	47.0 km2 or 18.1 mi2	0	Area of re-assigned claims
Drilling	Untested diamond drill core from 6 holes totaling 1358 meters/5044 feet recovered	Nil	Nil	0	Untested diamond drill core from 6 holes totaling 1358 meters/5044 feet recovered
Sampling	74 soil samples	Nil	Nil	0	74 soil samples
Assay	1,127 core samples	Nil	Nil	0	1,127 core samples
Ownership	No change	100% of 308 claims and 55% and exclusive option to acquire up to 75% of 92 claims	100% registered	0	Ownership in claims re-assigned from Lone Star Project

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

Mineral claims with low probability of having exploration value were released in the final quarter of the year-ended February 28, 2007.

Klondike Star is evaluating the property's fit with the new strategic plan, the known and projected geological potential in light of exploration experience and the Klondike Research Project being undertaken by U.B.C.'s Mineral Deposit Research Unit and discussing next steps with joint venture partners to make a determination about whether to invest in further exploration.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	248	248 claims	205 claims	0	None
Total area	No change	62.1 km2 or 24.0 mi2	62.1 km2 or 24.0 mi2	67.3 km2 or 26 mi2	0	None
Drilling - no. of auger drill holes	No change	No change	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	No change	No change	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	None
Assay and other analysis	No change	No change	Not available	36 rock samples, 333 soil samples	0	None
Ownership	No change	Exclusive option for up to 75%	Exclusive option for up to 75%	Exclusive option for up to 75%	0	None

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

Following an assessment in the second quarter ended August 31, 2006, the Company has terminated this arrangement and taken direct responsibility for the project. Currently, consideration is being given to entering into a joint venture with an experienced Yukon placer miner to develop the property in 2008.

	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	115 claims	115 claims	115 claims	114 claims	None
Total area	No change	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2	None
Ownership	No change	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	None

Future financial condition

Since 2003, the Company has raised capital successfully by way of private placements. Through recent placements, the Company expects to have the resources necessary to maintain its exploration programs. The Company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future.

As of August 31, 2007, the Company has material commitments for capital expenditures in future years in support of the Oweinat project in the Arab Republic of Egypt acting through the wholly-owned subsidiary, Klondike Star Canada Inc. Pursuant to Klondike Star's 2008 business plan, resources are targeted to corporate development priorities. Private placement initiatives currently in progress are expected to raise additional funds in a timely manner.

The business plan for developing the Indian River Placer Mine currently being prepared by the Company includes capital and cash flow requirements for 2008. Commencing placer mining on the advanced-stage Indian River Placer Project would create positive cash flow and change the status of the company to that of a producer.

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

Ongoing financing activities are targeted existing and new investor markets with specific private investment opportunities. During the quarter, the February 1, 2007, a private placement memorandum (Regulation D) for the sale of common shares priced at the closing price (OTCBB) on the date of purchase was extended to October 31, 2007. An April 6, 2007, private placement memorandum (Regulation S) for sale of common shares priced at $2.25 to a major potential investor was cancelled. The May 29, 2007, private placement memorandum (Regulation S) for the sale of 4 million shares at $0.50 was extended to August 31st and fully subscribed. The June 3, 2007, private placement memorandum (Regulation S) for the sale of 2 million shares at $0.50 terminates September 30, 2007. The August 8, 2007, private placement memorandum (Regulation S) allows for the purchase of up to 3,000,000 units (a unit equals one common share and one warrant for the purchase of common shares at $1.50) at the 5 day volume averaged price preceding the date of purchase minus $0.10.

Gold market outlook

Indications are that global mineral exploration spending will reach a new high-water mark in 2007 for the fifth straight year in a row. In a press release issued September 10, 2007, Metals Economics Group has advised that worldwide mineral exploration spending (excluding ferrous metal and uranium) will range between $US9.3 billion and $US9.7 billion for calendar 2007. With worldwide exploration spending totaling $US7.5 billion in 2006, spending in 2007 has increased by approximately $US2 billion between 2006 and 2007. Not only an indicator of the vibrancy of overall mineral industry health, the increase in exploration spending is expected to lead to new mineral discoveries which in turn help draw attention to the sector and eventually attract further investment.

The outlook for the price of gold continues to be favorable. So far in 2007, gold prices have remained above the $US600 mark, reaching a low for the period of $US608 in early January. Gold prices broke through the $US700 barrier on September 7 and remained above $US700 to months' end, reaching a high for the year of $US743 on September 28.

Gold Price, January 1, 2000 to October 2, 2007:

At the outset of 2007, gold price forecasts by GFMS Ltd. and TD Economics suggested that prices would range between $US643 and $US675 to the end of calendar 2007. (Sources: GFMS Ltd. Gold Survey 2006 Update 2, January 2007 cites $US 643 over period of January 1, 2007 to June 30, 2007; and, TD Economics Quarterly Commodity Price Report, February 5, 2007 cites $US 650 - 675 over period of April 1, 2007 to December 31, 2007). To the end of September 2007, gold prices have averaged $665, making good on both start-of-year forecasts.

Both GFMS Ltd. and TD Economics remain bullish on gold prices to the end of 2007. GFMS Ltd. expects the price of gold to average $US690 in the second half of calendar 2007. (Source: GFMS Ltd. Gold Survey 2007 Update 1, September 2007). TD Economics expressed an even higher degree of optimism in its September 27 Weekly Commodity Price Report where it forecasts that the price of gold will finish calendar 2007 at $US775. (Source: TD Economics Weekly Commodity Price Report, September 27, 2007). The three-year moving average for the price of gold to the end of September 2007 was $US552. (Source: World Gold Council, London PM Fix over period of October 2004 to September 2007).

KSMD management continues to believe that the market price for gold will remain strong. A severely weakened US dollar and continuing geo-political strife are expected to bolster the traditional safe-haven status of gold leading to increasing investment demand for the metal.

Corporate governance matters

In the first quarter ended May 31, 2007, a Company Whistleblower Policy was adopted and action plans for the year-ended February 29, 2008, were developed and approved for implementation of the Health and Safety Policy and the Environment and Sustainable Development Policy. In the second quarter ended August 31, 2007, Klondike Star's Board of Directors formally approved the Strategic Plan, 2007-2009 and Planning and Management Guidelines.

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

ITEM 4. Controls and Procedures

As of August 31, 2007 ("evaluation date"), Company management has reviewed the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). The Company has developed and implemented a number of policies and procedures to assist in the consistent application of internal controls. This includes the Board of Directors Charter, the Audit Committee Charter, the Code of Business Ethics and Conduct, and the Authorization Policy. During the quarter ended May 31, 2007, Klondike Star adopted a formal Whistleblower Policy and for the quarter ended August 31, approved Planning and Management Guidelines supporting Board and management planning, reporting and accountability processes.

The Company has financial reporting procedures in place to assist in ensuring reliable and accurate information is provided to shareholders and potential investors and to ensure compliance with financial reporting to regulatory oversight bodies. At the same time, during preparation of the 10-Q filing to August 31, 2007, Management identified an internal control weakness in reporting information on the sales of unregistered securities between periodic reports. The Company believes the weakness occurred when it exited the small business filing system, and the threshold for reporting sales was reduced. Management filed a Form 8-K on Item 3.02 and has updated internal procedures to ensure timely reporting in the future.

Notwithstanding the foregoing event, Management has concluded that company disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information disclosed in reports filed under the Securities Exchange Act of 1934. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls, in a negative manner, subsequent to the evaluation date.

As of August 31, 2007, the Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures and the careful selection and training of qualified personnel. During the three-month period ended August 31, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

In anticipation of the requirement to complete and disclose Management's assessment regarding internal controls over financial reporting in the annual report for the year-ended February 29, 2008, the Audit Committee has approved a project charter including terms of reference, deliverables, timetable and establishment of a steering committee to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (SOX) and expedite necessary remediation, if any. The Company's objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs through the organization. Management believes that executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no pending or material legal proceedings to which the Registrant is a party or of which any of its property is subject. Klondike Star has secured the assets of a diamond drilling company for reasons of safety, non-performance and non-payment of its employees by the contractor.

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Form 10-K report for the year-ended February 28, 2007, with respect to Canadian operations. Although Klondike Star is commencing mineral exploration and exploitation in the Arab Republic of Egypt through its wholly-owned Canadian subsidiary, Klondike Star Canada Inc. additional risk factors are foreseen. They include:

Risks related to Company business

Rights to mineral claims and leases involve uncertainties:

Rights to surface and subsurface mining properties involve certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from the frequently ambiguous conveyance history, characteristic of many mining properties. Although the Company has taken steps to verify and protect the title to, and ownership interests and options in the mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's rights or interests. These rights or interests may be subject to unregistered prior agreements or transfers and be affected by undetected defects.

International operations involve complexities:

Mineral exploration is a relatively new area of activity for investment in the Arab Republic of Egypt. Klondike Star Canada Inc. will be learning how to do business effectively in the region. There is a degree of business risk and uncertainty associated with operating in Egypt and implementing a major mineral exploration and exploitation concession agreement in an orderly and effective manner, while the government is concurrently modernizing investment and mining laws and practices. While persons affiliated with the Company have experience in Egypt, the Company has never undertaken exploration programs in a country outside of Canada, and will be required to rely on local expertise for some of its undertakings.

International political uncertainties:

While Egypt has benefited from political stability, the Middle East region has seen increasing instability. If such instability continues to increase in the region, it may adversely affect the ability of foreign companies to begin mining operations.

Risks related to the mineral exploration and production industry

Adoption of new laws and government regulations relating to the mining industry could harm the Company's business

The Company's business is subject to various Egyptian and Canadian local, territorial, provincial, First Nations, national and international laws that affect mining and the building of new mines. Other laws and regulations related to health, safety, working conditions, environment, land and water use, and other related laws and regulations may also affect the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities by period	Exemption from registration	Total common shares sold	Total warrants issued and outstanding convertible into common shares[1]	Total cash value of shares sold ($USD)
Year ended February 29, 2004	Rule 506, Regulation D	1,040,000	0	2,600,000
Year ended February 28, 2005	Rule 506, Regulation D	1,090,000	0	2,725,000
Year ended February 28, 2006	Rule 506, Regulation D	3,423,000	1,300,000	8,029,068
Year ended February 28, 2007	Rule 506, Regulation D	3,752,982	3,032,982	9,090,299
1st quarter ended May 31, 2007	Rule 506, Regulation D and Regulation S	0	2,042,982	0
2nd quarter ended August 31, 2007	Rule 506, Regulation D and Regulation S	3,921,715	773,000	2,191,400

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Securities Holders

None

ITEM 5. Other Information

The following announcements, made by press release and distributed over various wire services, the Company website and shareholder and potential investor distribution, may have qualified for disclosure on a Form 8-K during the quarter ended August 31, 2007:

- Klondike Star Advances Indian River Gold Project Towards Mine Decision, August 30, 2007.

By means of a Form 8-K, , the Company reported a change in its certifying accountant. Effective September 13, 2007, the Company dismissed its principal accountant, Williams & Webster, P.S. and appointed PMB Helin Donovan as its principal accountant. Williams & Webster's audit report dated May 25, 2007 on our financial statements for the most recent fiscal years ended February 28, 2007 and February 28, 2006 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audits of our financial statements for the most recent years ended February 28, 2007, 2006 and 2005, and in the subsequent interim periods through the date of resignation, there were no disagreements, resolved or not, with Williams & Webster on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of William & Webster would have caused William & Webster to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

ITEM 6. Exhibits

Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

By , President

Date: October 22, 2007

By , Vice President, Operations

Date: October 22, 2007