Form 10-Q
period 2007-11-30
KLONDIKE STAR MINERAL CORP
filed 2008-01-22
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended November 30, 2007

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	91-198708
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Box 20116, 1031 – Ten Mile Road

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, on a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of November 30, 2007 there were 33,302,497 shares of the registrant's Common Stock, par value $.0001 per share, outstanding.

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

Item 1. Financial Statements

.

KLONDIKE STAR MINERAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

.

KLONDIKE STAR MINERAL CORPORATION

November 30, 2007

TABLE OF CONTENTS

FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS

1

          CONSOLIDATED STATEMENTS OF OPERATIONS

2

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

3

          CONSOLIDATED STATEMENTS OF CASH FLOWS

4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

1

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

Three Months Ending November 30,			Nine Months Ending November 30,			From Inception of Exploration Stage (December 8, 2003)
	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)	to November 30, 2007 (unaudited)
REVENUES	$ -	$ -	$ -	$ -	$ -	$ -	$ -
EXPENSES							
Mineral exploration	1,167,820	1,743,206	1,159,750	4,262,609	4,790,159	2,792,324	15,488,428
Public relations	48,334	275,710	83,306	320,293	904,068	1,177,173	3,835,444
Professional fees	75,262	104,078	42,365	339,344	312,442	111,290	1,089,806
General and administrative	463,483	369,165	2,898,734	1,131,762	1,304,750	3,130,032	6,485,743
Mineral rights acquisition	-	(68)	-	-	35,372	28,817	29,814,368
Depreciation	189,748	160,560	118,742	554,401	404,529	256,841	1,455,025
Total Expenses	1,944,647	2,652,651	4,302,897	6,608,409	7,751,320	7,496,477	58,168,814
LOSS FROM OPERATIONS	(1,944,647)	(2,652,651)	(4,302,897)	(6,608,409)	(7,751,320)	(7,496,477)	(58,168,814)
OTHER INCOME/EXPENSES							
Interest and other income	14,194	15,224	2,901	19,118	47,677	47,212	145,722
Foreign currency gain (loss)	(24,505)	(103,955)	(12,858)	(40,160)	(87,092)	(11,137)	(133,506)
Gain (loss) on disposal of capital assets	(2,882)	-		6,615	-	-	18,919
Total Other Income (Expenses)	(13,193)	(88,731)	(9,957)	(14,427)	(39,415)	36,075	31,135
LOSS BEFORE INCOME TAXES	(1,957,840)	(2,741,382)	(4,312,854)	(6,622,836)	(7,790,735)	(7,460,402)	(58,137,679)
PROVISION FOR TAXES	-	-	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,957,840)	(2,741,382)	(4,312,854)	(6,622,836)	(7,790,735)	(7,460,402)	(58,137,679)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	-	-	(4,502)
NET LOSS	$ (1,957,840)	$ (2,741,382)	$ (4,312,854)	$ (6,622,836)	$ (7,790,735)	$ (7,460,402)	$ (58,142,181)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED:	$ (0.06)	$ (0.10)	$ (0.19)	$ (0.22)	$ (0.30)	$ (0.33)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	33,164,497	27,851,949	23,166,860	30,144,722	26,165,248	22,349,811

The accompanying condensed notes are an integral part of these consolidated interim financial statements.

 KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During Development Stage	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount					
BALANCE, February 28, 2003	-	$ -	15,649,800	$ 1,565	$ 434,062	$ -	$ (475,886)	$ -	$ (40,259)
Issuance of preferred and common stock for mineral properties at $1.25 per share	2,000,000	200	3,800,000	380	29,749,420	-	-	-	29,750,000
Issuance of common stock for cash at $2.50 per share	-	-	1,040,000	104	2,599,896	(750,045)	-	-	1,849,955
Contributed capital	-	-	-	-	53,412	-	-	-	53,412
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	(8,651)	(29,780,655)	(29,789,306)
BALANCE, February 29, 2004	2,000,000	200	20,489,800	2,049	32,836,790	(750,045)	(484,537)	(29,780,655)	1,823,802
Collection of subscription receivable	-	-	-	-	-	750,045	-	-	750,045
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	1,090,000	109	2,410,998	(39,500)	-	-	2,371,607
Issuance of common stock for exploration joint venture at $2.50 per share	-	-	200,000	20	499,980	-	-	-	500,000
Issuance of employee share options	-	-	-	-	15,400	-	-	-	15,400
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	-	(2,952,975)	(2,952,975)
BALANCE, February 28, 2005	2,000,000	200	21,779,800	2,178	35,763,168	(39,500)	(484,537)	(32,733,630)	2,507,879
Collection of subscription receivable	-	-	-	-	-	39,500	-	-	39,500
Issuance of common stock for cash at $1.25 per share, net of related expenses	-	-	50,000	5	62,495	-	-	-	62,500
Issuance of common stock for cash at $2.50 per share, net of related expenses	-	-	2,073,000	207	4,574,580	-	-	-	4,574,787
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	1,300,000	130	3,391,651	-	-	-	3,391,781
Issuance of employee share options	-	-	-	-	2,777,610	-	-	-	2,777,610
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	-	(8,741,926)	(8,741,926)
BALANCE, February 28, 2006	2,000,000	200	25,202,800	2,520	46,569,504	-	(484,537)	(41,475,556)	4,612,131
Issuance of common stock for cash at $2.50 per share, net of related expenses			800,000	80	1,799,920	-	-	-	1,800,000
Issuance of common stock and warrants for cash at $2.75 per unit, net of related expenses	-	-	3,032,982	303	7,289,996	-	-	-	7,290,299
Issuance of employee share options	-	-	-	-	437,500	-	-	-	437,500
Issuance of consultants share options	-	-	-	-	175,000	-	-	-	175,000
Net loss for the year ended February 28, 2007	-	-	-	-	-	-	-	(10,043,789)	(10,043,789)
BALANCE, February 28, 2007	2,000,000	200	29,035,782	2,903	56,271,920	-	(484,537)	(51,519,345)	4,271,141
Issuance of common stock for cash at $1.25 per share, net of related expenses			16,000	2	17,998				18,000
Issuance of common stock for cash at $1.07 per share, net of related expenses			20,000	2	19,258				19,260
Issuance of common stock for cash at $1.00 per share, net of related expenses			100,000	10	89,990				90,000
Issuance of common stock for cash at $1.05 per share, net of related expenses			285,715	29	269,971				270,000
Issuance of common stock for cash at $0.50 per share, net of related expenses			3,600,000	360	1,769,640				1,770,000
Issuance of common stock and warrants for cash at $1.01 per unit, net of related expenses			200,000	20	181,770				181,790
Issuance of common stock for cash at $1.05 per share, net of related expenses			45,000	5	42,510				42,515
Net loss for the nine months ended November 30, 2007 (unaudited)	-	-	-	-	-	-	-	(6,622,836)	(6,622,836)
BALANCE, November 30, 2007 (unaudited)	2,000,000	$ 200	33,302,497	$ 3,331	$ 58,663,057	$ -	$ (484,537)	$ (58,142,181)	$ 39,870

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

November 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Klondike Star Mineral Corporation (hereinafter "the Company") is engaged in mineral exploration in the Yukon Territory, Canada.  The Company was originally incorporated in 1999 under the laws of the State of Delaware. The Company was also registered in the Yukon Territory, Canada effective June 22, 2004.  The Company maintains its head office in Whitehorse, Yukon Territory, Canada.

The Company was originally incorporated as Cyberbiz, Inc., later changed its name to Urbanfind, Inc. and again in 2004 changed its name to Klondike Star Mineral Corporation.  The Company’s fiscal year-end is the last calendar day of February.

Historically, the Company had been principally engaged in an internet-based business.  Upon its acquisition of certain mining claims in December 2003, the Company began a new exploration stage as a minerals exploration company.

As the Company is in the exploration stage, it has not realized any revenues from operations.

On March 16, 2007, the Company incorporated a wholly owned subsidiary, Klondike Star Canada Inc. (“Klondike Star Canada”) under the Canada Business Corporations Act.  Klondike Star Canada maintains its head office in Whitehorse, Yukon Territory, Canada.  As of November 30, 2007, Klondike Star Canada had no operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine-month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008.

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

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory.  The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($100,000 US dollars at November 30th, 2007).  At November 30, 2007, the Company did not exceed either the FDIC insured or the CIDC insured amount.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred.  As of November 30, 2007, the exploration costs and mineral rights expensed during the Company’s exploration stage have been approximately $45,303,000.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $6,623,000 for the nine months ended November 30, 2007 and has an accumulated deficit of approximately $58,142,000 since inception of the Company’s exploration stage (December 8, 2003).  The Company currently has no revenues and no operating mining properties.

These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management’s plans include actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations.  However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expenditure projections of $11,000,000 for fiscal year ending in 2008.  The Company has approximately $14,000 in cash at November 30, 2007.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is calculated using the straight-line method over three to ten years.  The following is a summary of property, equipment, and accumulated depreciation:

				Net Book Value February 28, 2007	Net Book Value February 28, 2006

	Balances as at November30, 2007
	Cost	Accumulated Depreciation	Net Book Value

Depreciable Property and Equipment:
Leasehold improvements	$ 1,049,365	$ 330,434	$ 718,931	$ 616,788	$ 207,178
Movable structures	975,894	405,247	570,647	697,267	579,123
Vehicles	415,505	260,289	155,216	228,869	137,185
Equipment	316,110	195,715	120,395	168,923	107,618
Heavy equipment	290,293	28,080	262,213	276,254	-
All-terrain vehicles	123,606	108,059	15,547	46,449	49,322
Trailers	94,550	40,383	54,167	68,350	24,290
Computer equipment	46,740	34,733	12,007	15,896	19,854
Computer software	21,966	17,338	4,628	7,565	7,792
Furniture and fixtures	19,527	9,116	10,411	13,340	8,523
Pack horse	-	-	-	10,632	14,242
Total Depreciable Assets

Non Depreciable Property and Equipment:
Gold samples	105,574	-	105,574	77,350	56,010
Total Property and Equipment	$ 3,459,130	$ 1,429,394	$ 2,029,736	$ 2,227,683	$ 1,211,137

Total depreciation expense for the nine months ending November 30, 2007, 2006 and 2005 is $554,401, $404,529 and $256,841 respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Effective June 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse (“the Owner”), for the shelter of pack horses and an office.  The right of occupancy term is five years, renewable yearly thereafter.  Rent is $1 per month.  Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company’s sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company.  At the expiration of the lease, the Owner is obligated to pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly installments without interest.

Leaseholds improvements, which total approximately $1,049,000 as of November 30, 2007, have been made to the barn and office.

On occasion, the Company’s shareholders or directors pay corporate expenses and/or provide services to the Company.  Related party payables are unsecured and non-interest bearing and are due on demand.  Related party payables totaled $65,855, $110,148 and $14,465 at November 30, 2007, February 28, 2007 and February 28, 2006, respectively. During the nine months ending November 30, 2007, the Company included in mineral exploration expense $273,200 ($890,700 for the nine months ended November 30, 2006 and, $205,300 for the nine months ended November 30, 2005) in transactions with a company controlled by an officer and director of the Company.  The transactions were recorded at fair market value.

During the quarter ended November 30, 2007, a company controlled by the Company’s President and Chief Executive Officer advanced the Company $172,000 (Canadian) under a promissory note agreement, unsecured, non interest bearing, due upon demand, and  repayable in US dollars.  Subsequent to the quarter ended November 30, 2007, the Company repaid the promissory note in full.  The terms of the agreement were modified to allow the repayment of the promissory note in Canadian funds.

NOTE 5 – ADVANCE PAYABLE

During the quarter ended August 31, 2007, the Company received funds from two shareholders, originally intended to be short term bridge financing, non interest bearing and with no fixed terms of repayment.  In accordance with US GAAP, the Company has imputed interest on the Advance Payable and has included the imputed interest in Accounts payable and accrued liabilities.  As disclosed in the August 31, 2007 Unaudited Interim Consolidated Financial Statements, the Company intended to issue Common Stock pursuant to the terms and conditions of the Private Placement Memorandum dated February 1, 2007 and updated August 7, 2007, against the Advance Payable, and included the issuance of the Common Stock in Shareholders’ Equity. The Company was not able to obtain the necessary documentation from the depositors to effect the issuance of Common Stock.  Management has reported the funds as a current liability Advance Payable until the terms and conditions of the Advance Payable are clarified.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock.  The Company previously issued 2,000,000 preferred stock convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing.  The Company’s board of directors will determine the specific features of each additional issuance of preferred shares.

On January 12, 2007 the Company modified the terms of the issued and outstanding preferred stock.  Each Series A convertible preferred stock (“Series A”) is convertible into one (1) common stock and one (1) Series B preferred stock; non-cumulative, non-dividend bearing, non-voting and is subordinate to common stock in the event of liquidation, dissolution, or wind-up.  Each Series A shall be convertible, at the holders option, into one common stock and one Series B preferred stock, in the event the Company receives a notice of tender, as defined pursuant to Regulation 14D of the Securities Exchange Act of 1934, to purchase the majority of the issued and outstanding common stock of the Company. The Company shall not issue fractional shares of common stock resulting from conversion; a cash payment in lieu of fractional shares shall be made.  The conversion price shall be adjusted for any common stock dividends, subdivisions, combinations, or other adjustment.

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

At November 30 2007, February 28, 2007 and February 28, 2006, the Company had 2,000,000 shares of preferred convertible stock issued and outstanding.

NOTE 7 – COMMON STOCK

As approved by the shareholders at the Company’s 2006 annual general meeting, the Company’s authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock.  Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders.  At November 30, 2007, February 28, 2007 and February 28, 2006, the Company had 33,302,497; 29,035,782 and 25,202,800 shares of common stock issued and outstanding, respectively.

During the nine months ended November 30, 2007, the Company sold through private placements 16,000 common shares at $1.25 per share for total net cash proceeds of $18,000; sold 20,000 common shares at $1.07 per share for total net cash proceeds of $19,260; sold 100,000 common shares at $1.00 per share for total net cash proceeds of $90,000; sold 285,715 common shares at $1.05 per share for total net cash proceeds of $270,000; and sold 45,000 common shares at $1.05 per share for total net cash proceeds of $42,500.

Effective May 29, 2007, the Company issued a private placement memorandum for the issuance of up to 3,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,500,000 with the offering expiring on or before July 16, 2007.  As of November 30, 2007, the Company sold 3,600,000 common shares under this private placement memorandum for total net cash proceeds of $1,770,000.

During the nine months ended November 30, 2007, the Company issued a private placement memorandum for the issuance of up to 2,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,000,000 with the offering expiring on or before September 30, 2007.  As of November 30, 2007, the Company had not sold shares against this private placement memorandum.

During the nine months ended November 30, 2007, the Company approved a private placement memorandum for the issuance of up to 3,000,000 units of one common stock of the Company and one warrant to purchase one common stock of the Company at $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10.  As of November 30, 2007, the Company sold 200,000 units under this private placement memorandum.

During the three months ended May 31, 2007, the Company approved a private placement memorandum for the issuance of 13,200,000 shares of common stock at $2.25 per shares under Regulation S, with the offering expiring on or before July 6, 2007.  The Company did not issue shares under this private placement memorandum.

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

During the nine months ended November 30, 2007, the Company executed a private placement memorandum to issue up to 3,000,000 units of one common stock of the Company and one warrant to purchase one common stock of the company of up to $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10 with one warrant attached to each share to purchase an additional share at a minimum conversion price of $1.50. Each warrant must be exercised within one year from date of the original investment. Using the Black-Scholes formula, the Company made the following assumptions to value the warrants for the year ended February 28, 2007; risk-free interest rate of 4.75%; volatility of 54.33%; life of one year; no dividends.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2006	1,300,000	0.0 years	$ 3.50
Issued	3,032,982	0.0 years	3.50
Exercised	-		-
Rescinded or expired	(1,300,000)		3.50
Outstanding and exercisable, February 28, 2007	3,032,982	0.0 years	$ 3.50
Issued	200,000	0.9 years	1.50
Exercised	-		-
Rescinded or expired	(3,032,982)		3.50
Outstanding and exercisable, November30, 2007	200,000	0.9 years	$ 1.50

NOTE 8 – STOCK-BASED COMPENSATION AND STOCK OPTIONS

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

Following is a summary of the status of the stock options during the nine months ended November 30, 2007:

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding February 28, 2004	-	$ -	-	$ -	-	$ -
Granted	1,200,000	1.00	-	-	1,200,000	1.00
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2005	1,200,000	1.00	-	-	1,200,000	1.00
Granted	30,000	2.50	-	-	30,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding February 28, 2006	1,230,000	1.04	-	-	1,230,000	1.40
Granted	350,000	2.50	-	-	350,000	2.50
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at February 28, 2007	1,580,000	1.36	-	-	1,580,000	1.36
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at November 30, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at November 30, 2007	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the nine months ended November 30, 2007		$ -		$ -		$ -

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the quarter ended November 30, 2007, the Company issued a private placement memorandum dated December 9, 2007 to issue 5,000,000 common shares at $0.10 per share for estimated net cash proceeds of $500,000.  Subsequent to the quarter ended November 30, 2007, the Company issued a private placement memorandum dated December 17, 2007 to issue 2,500,000 common shares at $0.10 per share for estimated net cash proceeds of $250,000. The Company sold 7,500,000 common shares for cash proceeds of $750,000.

Subsequent to the quarter ended November 30, 2007, the Company sold and issued 2,000,000 common shares at $0.50 per share for cash proceeds of $1,000,000.

The accompanying condensed notes are an integral part of these consolidated financial statements.

3

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Klondike Star Mineral Corporation is an exploration and development enterprise currently with five gold projects totaling about 290 km2 or 112.4 mi2 in the Yukon, located in the northwest corner of Canada underlying the site of the world-renowned Klondike gold producing region; and one gold, iron and multi-mineral project totaling 1,245 km2 or 481 mi2 in the Arab Republic of Egypt.

During the quarter-ended November 30, 2007, the Company completed a review of properties and made determinations about the future of two intermediate and one early stage projects. In the year ahead, Klondike Star is focusing on the advanced-stage exploration targets on the Lone Star and Dominion gold properties and the potential Indian River Gold Mine in Canada; while supporting the involvement of our subsidiary, Klondike Star Canada Inc., in world-class mineral exploration prospects in the Arab Republic of Egypt

Description of the Business

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

In its first year as a mineral exploration company, Klondike Star earned a 55% and controlling interest in the Lone Star Project in the Dawson Mining District, Yukon. This property includes the site of the original Klondike Gold Rush. Since then, the Company has expanded systematically to a total of nine exploration and development projects: six gold prospects in the Klondike region of the Yukon and two gold, base and precious mineral properties in other parts of the Yukon; and one major exploration project in Egypt. As of November 30, 2007, the Company dropped options on one property in the Klondike (Indian River Quartz) and the two properties in other parts of the Yukon (Ultra and Spice).

In support of its mission, Klondike Star has established corporate goals relating to mineral production, capital formation and durable investor relationships, employer of choice, sustainable development and good corporate governance. Following substantive research, workshops and discussions February – June, 2007, the Board approved a formal Strategic Plan setting corporate direction for the next three years.

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

•

undertaking mineral exploration and development within a sustainable development paradigm;

•

selecting and advancing quality mineral exploration projects managed and evaluated by a team of qualified industry professionals;

•

establishing links with internationally recognized university-based geology resources for expertise and access to leading technology in geological science;

•

demonstrating substantive focus on good corporate governance and best practices;

•

forging strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future;

•

investing in relationships with and collaborative efforts involving First Nations, local suppliers and contractors;

•

acquiring and supporting a large and growing shareholder base;

•

practicing proactive, balanced and timely disclosure addressing what is newsworthy from a shareholder perspective in a manner that meets and exceeds regulatory requirements; and

•

building shareholder value through every aspect of the Company’s business and operations.

Currently, mineral resource exploration and exploitation property rights are located in Canada and the Arab Republic of Egypt

On March 16, Klondike Star established Klondike Star Canada Inc., a wholly owned Canadian subsidiary.  The new company was established to support planned growth and development including new mineral exploration and development opportunities in Canada and globally.

The Company currently has a year-round full-time equivalent labour force of about 15 employees that expands to 60-70 employees, not including contractors and consultants during the summer/fall exploration season.

Klondike Star Mineral Corporation is listed on the NASD.OTCBB trading under the symbol "KDSM".

Overall Performance

Klondike Star Releases 2007 Annual Report

The advanced-stage exploration Lone Star hard-rock gold property and the early development-stage Indian River alluvial gold project are featured. In addition, a three-year performance profile charts Klondike Star’s growth and development as a mineral exploration and development enterprise.

Highlights for the three-months ending November 30, 2007 include:

Operational

- completing the evaluation of mineralization for the Indian River gold project and making substantial progress on the business plan for mine development;

- completing drilling, exploration and bulk sampling programs on the Lone Star and Dominion gold projects; as well as the third year of the Klondike Research Project led by the University of British Columbia’s Mineral Deposit Research Unit;

- completing a review of mineral exploration and development priorities, resulting in dropping options on three properties to focus on prospects in the Klondike, Yukon, Canada and Egypt;

- developing plans and exploration strategies for the commencement of the Oweinat project in Egypt;

- release of the 2007 annual report providing detail information on mineral exploration properties, the ownership of mineral rights and resources, financial matters, investor relations and Company operations, as well as a three-year performance profile;

Financial

- The unaudited loss from operations for the three months ending November 30, 2007, was $1,944,647 net loss of $0.06 per share, compared to unaudited operating loss of $2,652,651 net loss of $0.10 per share for the three months ending November 30, 2006.

The unaudited loss from operations for the nine months ending November 30, 2007, was $6,608,409, net loss of $0.22 per share, compared to unaudited operating loss of $7,751,320 net loss of $0.30 per share for the nine months ending November 30, 2006.

- The unaudited cash flow used in operations for the nine months ending November 30, 2007, was $4,583,692 compared to $6,316,280 for the nine months ending November 30, 2006;

- The changes in cash flow used in operations from November 2006 to November 2007 are mainly due to reduced drilling activity this year required to complete the Indian River project drilling program, an earlier shutdown of exploration activities due to earlier onset of winter conditions, as well as cost savings achieved in public relations and administration.

- During the quarter ending November 30, 2007, the Company raised $230,685 through private placements of common stock.

Financial indicators

	Nine Months ended November 30, 2007	Year-end February 28, 2007	Year-end February 28, 2006
Total expenses	$ 6,608,409	$ 9,967,672	$ 8,778,272
Net loss from continuing operations	$ 6,622,836	$10,043,789	$ 8,741,926
Cash used in operating activities	$ 4,583,692	$ 8,621,116	$ 5,610,326
Cash raised by financing activities, net	$ 2,563,565	$ 9,090,299	$ 8,068,568
Cash and cash equivalents on hand	$ 14,295	$ 2,390,876	$ 3,514,176
Net loss per common share: Basic and Diluted	$ (0.06)	$ (0.38)	$ (0.39)
Weighted average number of common shares outstanding: Basic and diluted	33,164,497	26,512,538	22,562,923
Cash dividends declared per common share	$ 0.00	$ 0.00	$ 0.00
Property, plant and equipment, net book value	$2,029,736	$ 2,227,683	$1,211,137
Long-term debt	$ 0	$ 0	$ 0
Shareholders’ equity	$39,870	$ 4,271,141	$ 4,612,131

Investor relations indicators

	Nine Months ended November 30, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to quarter-end November 30, 2007
Common shares issued and outstanding	33,302,497	29,035,782	25,202,800	Increase of 4,266,715 or 14.7%
Restricted shares	13,928,527	9,943,734	18,025,906	Increase of 3,984,793 or 40.1%
Free trading shares	19,373,970	19,092,048	7,176,894	Increase of 281,922 or 1.5%
Warrants outstanding and exercisable	200,000	3,032,982	1,300,000	Decrease of 2,832,982 or 93.4%
Share price range by low and high	Monthly range of $1.00 to $1.75 (Q1); $0.90 to $1.44 (Q2); $1.00 to $1.20 (Q3)	Monthly range of $1.50 to $3.98	Monthly range of $2.75 to $3.40	Reduction in price and ranges between low and high
Share volume monthly high	1,152,165 in Q1; 1,009,940 in Q2; 775,133 in Q3	4,223,025	2,359,551	Reduction in monthly high
Shareholders	About 4375	About 5550	About 4200	Decrease of 1175 or 21% since year-end, but an 8.5% increase from Q2 ended August 31, 2007
Material event press releases and 8-K reports	19	36	22	Not applicable
Share options authorized and unexercised	1,580,000	1,580,000	1,230,000	No change

Share price from February 2004 to period-end November 30, 2007

(Sources: Bell Globemedia Publishing Inc. 2007, OTCBB and Yahoo)

Quarter	High Quarterly Price	Low Quarterly Price
Q2, June - August	3.30	3.00
Q3, September - November	3.75	3.05
Q4, December - 2005 February	3.74	2.80
Q1, 2005 March - May	3.70	2.55
Q2, June - August	3.15	2.50
Q3, September - November	3.85	2.85
Q4, December – 2006 February	3.50	2.70
Q1, 2006 March - May	3.98	3.00
Q2, June - August	3.92	3.50
Q3, September - November	3.72	2.50
Q4, December – 2007 February	2.70	1.50
Q1, 2007 March - May	1.75	1.00
Q2, 2007 June - August	1.44	0.90
Q3, 2007 September - November	1.20	1.00

Exploration and development projects

The mineral rights are organized into nine discrete exploration and development projects. As of November 30, 2007, the Company has 100% or majority ownership interests in five projects in Canada and has been awarded rights to explore and exploit a major exploration property in Egypt.

Property Synopsis
Project	Exploration stage	Location	Metal	Total area	Ownership
CANADA
Indian River Placer	advanced and pre-development	Klondike	gold	21.1 km2/8.2 mi2	100% ownership of 194 placer claims and 3 leases and 49% ownership of 29 placer claims
Lone Star Quartz	advanced	Klondike	gold	135.1 km2/52.2 mi2	55% and exclusive option to acquire up to 75% of 719 mineral claims and crown grants
Dominion Quartz	intermediate with one advanced target	Klondike	gold and silver	61.3 km2/24 mi2	100% ownership of 149 mineral claims, 55% ownership of 95 claims with exclusive option to acquire 75%, exclusive option to purchase 100% of 85 claims
Bonanza Quartz	early	Klondike	gold	65.6 km2/25.3 mi2	100% registered interest in 400 mineral claims
Eldorado Placer	early	Klondike	gold	6.9 km2/2.7 mi2	55% ownership and exclusive option to acquire up to 75% ownership in 115 placer claims
EGYPT
Oweinat	early	Egypt	gold and iron ore	1,245 km2/481 mi2	Exclusive right to explore and exploit, subject to terms of concession agreement

During the quarter-ended November 30, options on the following projects were dropped.

Project	Exploration stage	Location	Metal	Total area	Ownership
CANADA
Spice Quartz	intermediate	East Yukon	gold	10.9 km2/4.2 mi2	Exclusive option to acquire 75% ownership of 52 mineral claims
Ultra Quartz	intermediate	West Yukon	multiple precious and base	81.7 km2/31.7 mi2	Exclusive option to acquire 75% ownership of 416 mineral claims
Indian River Quartz	early	Klondike	gold	62.1 km2/24 mi2	Exclusive option to acquire 75% ownership in 248 claims

Mineral rights indicators1

	Nine months ended November 30, 2007	2nd quarter ended August 31, 2007	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to period-end November 30,2007
Exploration projects	6	9	9	8	6	2	Decrease of 2 projects
Quartz mining claims	1448	2166	2166	2166	1921	1753	Decrease of 718 or 33.1%
Total area of quartz claims and crown grants	262 km2/101.5 mi2	418.3/161.5	418.3/161.5	418.3 km2/161.5 mi2	352 km2/ 135.9 mi2	239 km2 (estimate)/ 92.3 mi2	Decrease of 156.3 km2/60 mi2
Placer mining claims	No change	338 plus 3 leases	338 plus 3 leases	329 plus 43 mi of leases	300 plus 43 miles of leases	114 plus 60 miles of leases	Increase of 9 claims or 2.7% and significant release of annual leases
Total area of placer claims and leases	No change	No change	28 km2/10.9 mi2	43.9 km2/17 mi2	42 km2/ 16.2 mi2	21 km2 (estimate)/ 8.1 km2	Decrease of 15.9 or 36.1%
Total area of mining concessions	No change	338 plus 3 leases	338 plus 3 leases	0	0	0	Awarded Oweinat concession in Egypt

Note 1: The mining claim and total areas for year-end February 28, 2007, have been adjusted to reflect changes resulting from the re-allocation of claims between projects and to ensure reasonable and appropriate comparisons with current year data. These changes are made throughout this report.

Operational indicators

	3rd quarter ended November 30, 2007	2nd quarter ended August 31, 2007	1st quarter ended May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q3 ended November 30, 2007
Health and safety incidents	0	5, 2 with lost time	0	1 with lost time; 2 incident with no injury or lost time; 3 vehicle incidents with no injuries or lost time; 1 incident for geophysical contractor	2 vehicle accidents, no injuries or lost time	Decrease of 2 overall
Environmental incidents	0	0	0	0	0	No change

Footnote 1: Definitions of exploration stage

Where a project fits on the spectrum of exploration and development is in part a matter of judgment exercised by management:

Early stage exploration – grass roots prospecting, mapping, analysis of regional/site geology, trenching and chip sampling, staking of claims possibly with a few holes drilled with useful results;

Intermediate stage exploration – exploration continues including mini-bulk sampling, soil chemistry, geophysical surveys and analysis as appropriate with more holes drilled with useful results;

Advanced stage exploration – full-scale bulk sampling, mineral assessment establishes resource development potential, scoping or pre-feasibility study completed or nearing completion with positive results, environmental baseline research and assessment in progress;

Early development – bulk sampling and test mining, on-site testing of processing technology for throughput and mineral recovery; decision made to proceed with pre- or full feasibility study in progress or completed; scoping of environmental assessment and permitting completed and necessary steps initiated;

Development – environmental assessment completed, permits obtained, financing lined up, construction to begin in the next 6 – 12 months; or mine under construction through commissioning;

Production – operating mine with sales and revenue.

Early development-stage projects:

INDIAN RIVER PLACER PROJECT

The Indian River Placer Project is an early development-stage placer gold property. It is located 40 km from Dawson City in the heart of the Klondike gold-producing region of the Yukon, Canada. The Company’s objective is to develop a large-scale placer mine.

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

During 2006, bulk sampling and testing of conventional processing technology (for throughput and gold recovery) proceeded alongside a business planning study to determine the economic viability of the mineralized area. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. Initial results from the first stage of test mining were announced in November 2006. The Company believes the test mining results at this one site correlate the general findings of the previous drill-holes on the site. The grade indicated by auger drilling is only an indication of true grade, and in the Company’s opinion, it must be checked and calibrated by test mining. The test resulted in the recovery of 45.08 ounces of raw placer gold. A conventional sluicing system was used to assess throughput and gold recovery, and the findings will be used in mine planning.

To support expanded exploration activity and in anticipation of potential mine development, Klondike Star completed upgrading and extension of the access road and installed a 12-person camp.

A major auger drilling initiative was launched late November, 2006 and carried on almost continuously until wrapped up in September.  343 holes were completed. 602 holes totaling 4,566 meters/14,797 feet have now been drilled on the property and gold recovery determined. Gold was recovered from nearly 100% of the holes in the main target area.

Results from the drilling program have allowed the acceleration of technical efforts to delineate, model and assess the mineralized zone. Drill lines were completed at 1000 foot intervals with holes 100 feet apart along the drill lines spanning the complete width of the initial target zone. In July, the drilling program shifted to infill drilling of lines at 500 foot intervals to facilitate detailed mine planning and increase confidence in the calculation of probable mineral reserves based on the mineralization identified for recovery.

The target zone forms a wedge that is 300 meters/984 feet at the beginning and broadens to a width of over 1,500 meters/4,921 feet. To date, the mineralized zone extends over a distance of more than 3 kilometers/1.9 miles) and remains open to expansion to the east and south. Gold appears to be consistently distributed within this broad area with gold values present across the entire width of the property. The fineness of the gold tested out at 82.27%.

To further calibrate drilling results, increase levels of confidence in the estimation of mineralization, test mining methods and water management design requirements, bulk sampling operations started in 2006 using selected heavy equipment and an industry-standard 5’ trommel. One test site was completed in 2006 processing 7249 cubic meters of material for 45.08 ounces of raw gold. (Press Release #24-2006, November 30, 2006). During the 2007 summer exploration season, a second representative site was completed with an area of 1,624 square yards of which 6200 cubic yards were processed for 32.83 troy ounces of gold. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. The experienced gained from the bulk sampling operations has contributed to the design of the proposed mining process. Key criteria for low-cost mining operations include reducing energy requirements, new methods for handling the mineralized and non-mineralized materials, and effective water and environmental management practices.

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

A comprehensive business plan based on a 10-year minimum mine-life is nearing completion. The mine planning team includes a senior mining process engineer with a leading Canadian engineering firm, and expertise in construction, economic analysis, financial, energy supply and Yukon-specific placer gold mining.It will comply with the U.S. Securities and Exchange Commission requirements for assessment and reporting of mineral reserves. The plan providing the information necessary for a mine development decision is expected to be considered by the Board of Directors. Subject to financing, this could allow for production to commence as early as 2008.

In October 2007 a senior professional engineer with experience as a mine manager and extractive metallurgist was appointed mine development manager for the proposed Indian River gold project.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q3-end November 30, 2007
Total claims	No change	No change	223 and 3 leases	214 claims and 17 leases	185 claims and 17 leases	Increase of 9 claims due to staking or 4% and decrease in one year leases as ground determined to be of limited value
Total area	No change	No change	About 21.1 km2 (8.2 mi2)	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)	Decrease of 15.9 km2 (6.1 mi2) or 42.7%
Drilling - no. of auger drill holes and total meters	No change	187 holes totaling 1,173 meters/3,847 feet	15 holes totaling 86 meters/282 feet after spring break-up	141 holes totaling 967 meters/3,173 feet (winter season December – April)	184 holes totaling 2,426 meters/7,959 feet (winter season December - April)	Increases cumulative drilling to 602 holes totaling 4,566 meters/14,797 feet
Bulk sampling	No change	Two sites prepared; one with area of 1,624 square yards of which 6200 cubic yards were processed	Preparation of 2 test mining sites initiated	1 site of 7,249 cubic yards processed	None	Additional test mining site processed
Ownership	No change	No change	100% ownership of 194 claims and 3 leases and 49% ownership of 29 claims	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%	Increase in 100% ownership of 9 claims; low value placer leases allowed to lapse

Advanced-stage exploration projects:

LONE STAR PROJECT

The Lone Star Project is an advanced-stage gold exploration property that is being studied for potential mine development. The Project consists of 719 mineral claims and crown grants totaling 135.1 km2 (52.2 mi2). Lone Star is the largest project of five in the gold-producing Klondike region of Yukon, Canada.

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

Exploration results and professional analysis to date indicate that the Lone Star Project represents an extensive mineralized area with a large-tonnage, low-medium grade gold target augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development. The Company is working towards a mineral resource assessment consistent with industry and international standards and best practices.

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

Progressive exploration results, including the discovery of a new target, the JF Zone, were announced between December 2006 and February 2007. A progress report on scoping study findings to date was released in March 2007 (filed with the SEC as an 8-K report, dated March 21, 2007) and updated in November 2007 (filed with the SEC as an 8-K report, dated November 19, 2007). A summary report on the UBC MDRU geological studies on the Klondike region was released in March 2007.

Field work conducted in the 2007 exploration season continues to confirm and advance a number of promising gold targets at the Lone Star project. After completing structural and delineation drilling on the Lone Star zone last year, diamond and rotary circulation drilling proceeded on the Buckland zone and the Pioneer zone. These are among nine known major exploration targets on the expansive 135.1 km2/52.2 mi2 property. Ongoing work on the Lone Star Project includes bulk sampling, trenching, soil geochemistry, preparations for additional IP surveying and detailed geological mapping.

The first diamond drill target tested this year was the Buckland zone, an area which has returned multiple intersections of gold mineralization for previous operators, but which has not been drilled by Klondike Star. This zone lies about one kilometre/0.62 miles south of the Lone Star zone and 0.5 kilometers/0.31 miles southeast of the Nugget zone, and occupies an area roughly 800 meters/2624.7 feet by 300 meters/984.3 feet. The Buckland zone lies between Emile Gay Gulch and Oro Grande gulch, which have been significant producers of placer gold and are still being mined. Five holes were completed in a fence which cuts across the centre of the zone, and tests the best IP anomalies identified by geophysical surveys in 2006. A total of 846 meters/2774 feet have been drilled in the holes completed and samples sent for analysis.

The direct circulation rotary drill targeted the Pioneer zone, which lies about 700 meters/2296.6 feet southeast of the Lone Star zone. The Pioneer zone was the focus of underground exploration for gold in the same era as the Lone Star mine (ca. 1911). Only 3 holes have previously been drilled in this area, with hole 87R-47 returning 0.60 g/t gold over 50 meters/164 feet. A fence of six holes was drilled, starting from above the Pioneer shaft and progressing northward downslope into a linear IP anomaly identified in 2006 which is thought to be the eastward extension of the Lone Star zone. This target is 200 meters/656.2 feet wide and at least 550 meters/1804.5 feet long; the holes planned here represent a 400 meter/1312.3 foot step-out to the known Lone Star zone. Six holes totaling 523 meters/1715 feet were completed and samples sent for analysis.

A 15 line-km grid was cut with soils and IP survey completed, along with 200 meters of new trenching.

Five bulk samples have been processed from the Lone Star zone in 2007. These samples were collected from the southern end of trench 87TR-16, and continue to extend the sampling of this area reported in 2006 (Press Release #3-2007: Klondike Star Releases Bulk Sampling Results Including 1.33 G/T Over 24 Meters). The 2006 work at this site included 10 contiguous bulk samples which cut the zone over a 67 meter/219.8 foot length, and which proved the zone to be continuously mineralized. The 5 samples collected in 2007 extend this trend an additional 30 meters/98.4 feet.

A first bulk sample test from a trench near the Pioneer zone was completed and a small bulk test from the 310 zone also processed. The 310 zone is a continuous, narrow vein located about 1500 meters/4921.3 feet southwest of Eldorado Creek on the Lone Star property. This vein has returned chip samples up to 1.12 g/t gold over 1.32 meters/4.3 feet.

A cut-line grid totalling 20 line-kilometers has been completed in preparation for geophysical surveys at the JF zone. A detailed soil geochemical survey, with samples collected at 25 meter/82 foot intervals on lines spaced 100 meters/328.1 feet apart was undertaken on this grid. An extension to the discovery trench was completed, and an area immediately south of the JF zone grid that had not previously been geochemically sampled has been tested with 299 samples over a 1 kilometer/0.62 mile square area.

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

Klondike Star’s objective for the 2007 season at the Lone Star property is to be able to significantly advance the Buckland, JF and Pioneer targets, to improve the overall understanding and assessment of the scope mineralization on the property, and to extend the Lone Star zone a substantial distance to the east.

The Lone Star is an advanced-stage hard-rock exploration project in the legendary Klondike gold-producing region, Yukon, Canada. An in-depth scoping study is progressing towards scheduled release on or about December 2007.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q3-end November 30, 2007
Total claims and crown grants	No change	No change	719	719	1056	500	None
Total area	No change	No change	135.1 km2/52.2 mi2	135.1 km2/52.2 mi2	152 km2/58.7 mi2	100 km2 estimated/38.6 mi2	None
Drilling - no. of diamond drilling	No change	5 holes totaling 846 meters/2,774 feet	Nil	23 holes totaling 2,892 meters/9,488 feet; 17 holes totaling 2,100 meters/6,890 feet	32 holes totaling 4830 meters/15,846 feet	0	5 holes totaling 846 meters/2,774 feet
Direct circulation rotary drilling	6 holes totaling 523 meters/1715 feet	Not available	Nil	Nil	Nil	Nil	3 holes totaling 294 meters/965 feet
Bulk sampling, surface trenching and sampling	8 bulk samples totaling 40.6 tonnes/40,596kg, 65 chips (rocks), 1045 soil samples, 15 line-km grid cut with soils and IP survey completed. 200 meters new trenching.	6 bulk samples totaling 34.7 tonnes/34,713 kg; 26 chips (rocks), 679 soil samples; 15 line-km cut grid with soils every 25 meters, ready for IP survey in September	Nil	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line; 470 rock samples, and 134 soil samples	14 trenches totaling 2858 m3/3,738 yd3, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3/1,700 yd3, 1,024 rock samples, 1,165 soil samples	6 bulk samples totaling 34.7 tonnes/34,713 kg; 26 chips (rocks), 679 soil samples; 15 line-km cut grid with soils every 25 meters, ready for IP survey in September
Assay and other analysis	878 core samples and 327 rotary samples	878 core samples and 7 rotary samples	Nil	2866 core samples shipped for assay; 1,883 core samples shipped for assay	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report	878 core samples and 7 rotary samples
Ownership	No change	No change	No change	55% with exclusive option up to 75%	55% with exclusive option up to 75%	55% with exclusive option up to 75%	None

Intermediate-stage exploration projects:

DOMINION PROJECT

An intermediate-stage gold and silver exploration project at the headwaters of Dominion Creek, the Dominion Project includes an advanced exploration stage target at the JAE claims, as well as a large area with little previous exploration. Of Klondike Star’s six hard-rock Yukon projects, the Dominion ranks second in importance after the Lone Star project. The property is comprised of 331 mineral claims involving an area of 62.8 square kilometres/24.3 square miles, including the Mitchell zone, Sheba zone, Dome Lode and Lloyd zone. All zones extend over large areas with excellent opportunity for the existence of multiple mineralized zones, along both strike and dip. They belong to a class of structures which have potential for large, medium-to-low grade, gold bearing ore bodies. Klondike Star holds 100% or majority interest in 246 claims and an additional exclusive option to purchase an undivided 100% interest in 85 claims acquired in the first quarter ending May 31, 2006 and the second quarter ending August 31, 2006.

On April 27, 2006, the Company announced the acquisition from Klondike Source Limited’s (KSL) subsidiary, KSL Exploration (Yukon) Limited, of the exclusive right to purchase an undivided 100% interest in up to 56 quartz claims in the DOM block located on Hunker Dome in the eastern part of the Klondike goldfield. On August 8, 2006, Klondike Star announced the acquisition of the exclusive option to explore and purchase the J.A.E. claim group on King Solomon’s Dome bordering on mineral claims already held by the Company. The Company has also staked additional claims to further consolidate the property into a single contiguous area.

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

Field work during the quarter ending August 31, 2007, is further confirming the presence of multiple, continuous gold-bearing structures that warrant testing by drilling. Work completed to in 2007 consists of detailed geological mapping, surveying, grid cutting, trenching, chip sampling and bulk sampling, as well direct circulation rotary drilling.

Drilling of 4 holes totaling 182.9 meters/600 feet was undertaken as the beginning of an effort to more intensively evaluate the area which lie at the headwaters of Dominion, Gold Bottom and Hunker creeks, all of which have been significant producers of placer gold, and are still being actively mined. This area of the Dominion project hosts at least seven parallel gold – (silver) vein zones within an area of highly anomalous soil geochemistry that measures about 1.5 kilometers/0.9 miles by 1 kilometer/0.6 mile. Two of these zones, the Mitchell and Sheba have been outlined along hundreds of meters of length by previous exploration efforts since 1900, including numerous trenches and shallow shafts, direct shipping of hand selected silver-rich ore (7.2 tonnes averaging 6090 g/t silver = 178 oz/ton), soil geochemistry and geophysics. Only 3 shallow drill holes, directed at the high grade silver have previously been drilled on the property. The Mitchell zone is well known for impressive specimens of visible gold, but has never been drilled. It is expected that further surface work on the other parallel zones will result in additional drill targets.

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

A grid with 15 kilometers/9.3 miles of line has been cut at the JAE property for an IP geophysical survey. The results of the survey will be integrated with those of an IP survey conducted on widely spaced lines at the site in 1990. IP geophysics is known from the earlier survey to be appropriate for this area, as the mineralized quartz veins have gold-rich pyritic haloes which responded well to this method.

Soil geochemical surveys and other investigations were completed in select areas of the Dominion project beyond the JAE property, along with three new trenches totaling 100 meters..

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

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q3-end November 30, 2007
Total claims	329	No change	331	331	168	112	Decrease of 2 mineral claims
Total area	61.3 km2 or 24 mi2	No change	62.8 km2 or 24.2 mi2	62.8 km2 or 24.2 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2	Minor reduction in area
Ownership	No change except for change to 55% ownership of 95 claims with exclusive option for up to 75%	No change	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims	Minor adjustment
Exploration activity

Trenching (3 totaling 100 meters); 78 chip samples, 209 soil samples; 15 line km grid cut for IP survey in 2008; roads upgraded and drill sites prepared for direct circulation rotary drilling total 112 samples; detailed geological mapping, RTK-GPS and conventional surveying

Trenching (3 totaling 100 meters); 50 chip samples, 209 soil samples; 15 line km grid cut for IP survey in September; roads upgraded and drill sites prepared for direct circulation rotary drilling starting September; detailed geological mapping, RTK-BPS and conventional surveying

			Nil	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking			Full program of activity in progress
Reverse circulation drilling (holes and total meters)	4 holes totaling 182.9 meters/600 feet
Bulk and other sampling	No change	6 bulk samples totaling 34.8 tonnes/30,746 kg	Nil	2 bulk samples totaling 8 tonnes	Nil	Nil	6 bulk samples totaling 34.8 tonnes/30,746 kg

SPICE PROJECT

During the quarter ended November 30, 2007, the Company completed a review of the Spice properties with respect to its exploration and investment priorities. The decision was taken to drop the project in order to focus efforts on Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon and the Oweinat property in Egypt.

The Spice Project was an intermediate-stage gold exploration project that has moved to an exploratory diamond drilling phase. As of November 30, 2007, the Spice Project consisted of 52 mineral claims totaling 10.9 km2 (4.2 mi2). The property is located 28 km east of Ross River and 8 km south of the North Canol Road in the Watson Lake Mining District, Yukon, Canada. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

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

Since acquiring the Spice properties, Klondike Star increased exploration efforts, and in the first quarter/spring 2006, a staking program expanded the land base to 51 mineral claims totaling 10.9 square kilometers (4.2 square miles), an increase of 63%. Exploration involved till, soil, silt and rock geochemistry, hand/blast pitting and trenching, ground magnetic, induced polarization/resistivity and VLF-EM geophysical surveys, and during the third quarter 2006 included additional soil geo-chemistry, a property evaluation, the delineation of drill targets and petrography. An exploratory diamond drilling program of identified targets proceeded in the spring of 2007. Assay results and highlights of a consolidated property assessment report will be released when available.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q3-end November 30, 2007
Total claims	No change	No change	52	52	32	0	None
Total area	No change	No change	10.9 km2/4.2 mi2	10.9 km2/4.2 mi2	6.7 km2/2.6 mi2	0	None
Exploration activity	No change	No summer activity planned	First-ever diamond drilling conducted on the property	Soil geochemistry and identification of targets for planned drill program			Completion of test drilling program of identified anomalies
Drilling - no. of diamond drill holes and total meters	No change	No change	3 holes totaling 439.5 meters/1,441 feet	Drill targets identified for spring 2007 drill program	0	0	100%
Assay samples	No change	362 core samples					362 core samples
Ownership	Option dropped	No change	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	Project dropped in entirety

ULTRA PROJECT

During the quarter ended November 30, 2007, the Company completed a review of the Ultra properties with respect to its exploration and investment priorities. The decision was taken to drop the project in order to focus efforts on Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon and the Oweinat property in Egypt.

The Ultra Project was an intermediate-stage base and precious metals exploration project that has moved to a drill ready stage in exploration. Following additional staking in the fall of 2005 and the fall of 2006, the Ultra Project consists of 416 mineral claims totaling 81.7 km2 (31.6 mi2). The targets include VMS zinc-copper-silver-gold and poly-metallic nickel-copper-platinum-palladium-gold. Two significant discoveries were announced following assessment of 2006 exploration results.

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

As of the quarter-ended August 31, 2007, Klondike Star initiated an evaluation of the property’s fit with the Company’s new strategic plan, exploration priorities; and discussion of next steps with joint venture partners.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q3-end November 30, 2007
Total claims	No change	No change	416	416	404 claims	0	None
Total area	No change	No change	About 82 km2/31.7 mi2	82 km2/31.7 mi2	82 km2/31.7 mi2	0	None
Drilling	No change	No change	No change	Drill sites prepared	0	0	None
Surface trenching and sampling	No change	No change	No change	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0	None
Ownership	Option dropped	No change	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	Exclusive option for up to 75% ownership	0	Project dropped in entirety

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

KSL Exploration (Yukon) Limited considers the property to have a number of prospects on the basis of reasonably well-defined geochemical gold anomalies. In an independent geologist’s report, KSL (Yukon) Limited reported that: “These surveys have identified several prospective targets with potential for hosting large tonnage, primary gold mineralization.” (Roy Cox & Associates, November 10, 2003).

Klondike Star has initiated a preliminary exploration program including consolidation of mapping, sampling results, and all accessible assessment work on the property. Mineral claim staking was undertaken in the third quarter ended November 30, 2006, to supplement the property.

During the quarter ending August 31, 2007, the Company recovered and processed previously untested diamond drill core from 6 holes and commenced a soil sampling program.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Change from year-end 2007 to Q3-end November 30, 2007
Total claims	No change	No change	400	308	0	Claims re-assigned from Lone Star Project
Total area	No change	No change	65.6 km2 or 25.3 mi2	47.0 km2 or 18.1 mi2	0	Area of re-assigned claims
Drilling	No change	Untested diamond drill core from 6 holes totaling 1358 meters/5044 feet recovered	Nil	Nil	0	Untested diamond drill core from 6 holes totaling 1358 meters/5044 feet recovered
Sampling	No change	74 rock chips	Nil	Nil	0	74 soil samples
Assay		1,127 core samples	Nil	Nil	0	1,127 core samples
Ownership	No change	No change	100% of 308 claims and 55% and exclusive option to acquire up to 75% of 92 claims	100% registered	0	Ownership in claims re-assigned from Lone Star Project

INDIAN RIVER CONGLOMERATE PROJECT

During the quarter ended November 30, 2007, the Company completed a review of the Indian River quartz (conglomerate) properties with respect to its exploration and investment priorities. The decision was taken to drop the project in order to focus efforts on Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon and the Oweinat property in Egypt.

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

During the quarter ended August 31, Klondike Star initiated the evaluation of the property’s fit with the new strategic plan, the known and projected geological potential in light of exploration experience and the Klondike Research Project being undertaken by the U.B.C. Mineral Deposit Research Unit.

	3rd quarter-end November 30, 2007	2nd quarter-end August 31, 2007	1st quarter-end May 31, 2007	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005	Change from year-end 2007 to Q2-end August 31, 2007
Total claims	No change	No change	248	248 claims	205 claims	0	None
Total area	No change	No change	62.1 km2 or 24.0 mi2	62.1 km2 or 24.0 mi2	67.3 km2 or 26 mi2	0	None
Drilling - no. of auger drill holes	No change	No change	No change	No change	49 holes (winter season January - April)	0	None
Surface trenching and sampling	No change	No change	No change	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0	None
Assay and other analysis	No change	No change	No change	Not available	36 rock samples, 333 soil samples	0	None
Ownership	Option dropped	No change	Exclusive option for up to 75%	Exclusive option for up to 75%	Exclusive option for up to 75%	0	Project dropped in entirety

ELDORADO PLACER PROJECT

Located 20 km from Dawson City, Yukon, Canada, the Eldorado Placer Project is a placer gold project situated within the boundaries of the Lone Star Project. The placer mineral claims (surface) overlap some of Lone Star’s quartz mineral claims (subsurface).

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

Future financial condition

Since 2003, the Company has raised capital successfully by way of private placements and Management expects to have the resources necessary to maintain its exploration programs. The Company has forged strong relationships with financial professionals in order to provide adequate capital investment for its projects with the goal of bringing new mining production on-stream in the future.

As of November 30, 2007, the Company has material commitments for capital expenditures in future years in support of the Oweinat project in the Arab Republic of Egypt acting through the wholly-owned subsidiary, Klondike Star Canada Inc. Pursuant to Klondike Star’s 2008 business plan, resources are targeted to corporate development priorities.  Private placement initiatives currently in progress are expected to raise additional funds in a timely manner.

The business plan for developing the Indian River Gold Mine currently being prepared by the Company includes capital and cash flow requirements for 2008. Commencing placer mining on the advanced-stage Indian River Placer Project would create positive cash flow and change the status of the company to that of a producer.

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

Ongoing financing activities are targeted existing and new investor markets with specific private investment opportunities. During the quarter ended November 30, 2007, the February 1, 2007, a private placement memorandum (Regulation D) for the sale of common shares priced at the closing price (OTCBB) on the date of purchase was extended to October 31, 2007. An April 6, 2007, private placement memorandum (Regulation S) for sale of common shares priced at $2.25 to a major potential investor was cancelled. The May 29, 2007, private placement memorandum (Regulation S) for the sale of 4 million shares at $0.50 was extended to August 31st and fully subscribed. The June 3, 2007, private placement memorandum (Regulation S) was issued for the sale of 2 million shares at $0.50. The August 8, 2007, private placement memorandum (Regulation S) allows for the purchase of up to 3,000,000 units (a unit equals one common share and one warrant for the purchase of common shares at $1.50) at the 5 day volume averaged price preceding the date of purchase minus $0.10. Effective September 4, 2007, a private placement memorandum (Regulation S) to support Klondike Star Canada’s exploration investment in the Arab Republic of Egypt for up to 3,000,000 shares at the 5 day volume averaged price preceding the date of purchase minus $0.10, for total estimated proceeds between $3,000,000 and $3,750,000, was issued with the offering expiring on or before February 29, 2008.

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

The outlook for the price of gold continues to be favorable. So far in 2007, gold prices have remained above the $US600 mark, reaching a low for the period of $US608 in early January. Gold prices broke through the $US700 barrier on September 7 and remained above $US700 to the end of November, reaching a high over the first eleven months of 2007 of $US841 on November 8.

Gold Price, January 1, 2000 to December 13, 2007:

At the outset of 2007, gold price forecasts by GFMS Ltd. and TD Economics suggested that prices would range between $US643 and $US675 to the end of calendar 2007. (Sources: GFMS Ltd. Gold Survey 2006 Update 2, January 2007 cites $US643 over period of January 1, 2007 to June 30, 2007; and, TD Economics Quarterly Commodity Price Report, February 5, 2007 cites $US 650 - 675 over period of April 1, 2007 to December 31, 2007). To the end of November, 2007, gold prices have averaged $US687, making good on both start-of-year forecasts.

Both GFMS Ltd. and TD Economics remain bullish on gold prices to the end of 2007. GFMS Ltd. expects the price of gold to average $US690 in the second half of calendar 2007. (Source: GFMS Ltd. Gold Survey 2007 Update 1, September 2007). TD Economics continues to express an even higher degree of optimism. In its December 10, 2007 Weekly Commodity Price Report, TD Economics stood firm on its expectation that the price of gold will finish calendar 2007 at $US775. (Source: TD Economics Weekly Commodity Price Report, December 10, 2007). The three-year moving average for the price of gold to the end of November 2007 was $US572. (Source: World Gold Council, London PM Fix over period of December 2004 to November 2007).

With regard to the current situation for gold prices, TD Economics has noted that “virtually all key drivers have lined up in favour of bullion.” (Source: TD Economics Quarterly Commodity Price Report, November 23, 2007). Downward pressure on the US dollar, increased global financial uncertainty, solid jewellery demand and surprisingly strong crude oil prices are all cited by TD Economics as reasons why gold prices have been fluctuating around the $US800 level in recent weeks. With a tapering in the US dollar downswing anticipated in the months ahead, TD Economics has forecast that “…gold prices are likely [to] trade in a range of US$740-US$800 in 2008.” (Source: TD Economics Quarterly Commodity Price Report, November 23, 2007).

Corporate governance matters

In the first quarter ended May 31, 2007, a Company Whistleblower Policy was adopted and action plans for the year-ended February 29, 2008, were developed and approved for implementation of the Health and Safety Policy and the Environment and Sustainable Development Policy.  In the second quarter ended August 31, 2007, Klondike Star’s Board of Directors formally approved the Strategic Plan, 2007-2009 and Planning and Management Guidelines.

The Annual Meeting of Shareholders held on December 4, 2007 approved the appointment of a fifth director for a two year term and the appointment of the Company’s independent auditor, PMB Helin Donovan.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s functional currency is U.S. dollars. Monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates as of the balance sheet date. Results of operations from monetary revenues and expenses are translated at the average exchange rates during the period, with non-monetary revenues and expenses translated at the exchange rate in effect at the time of acquisition of the underlying non-monetary asset or liability.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

ITEM 4. Controls and Procedures

As of November 30, 2007 (“evaluation date”), Company management has reviewed the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). The Company has developed and implemented a number of policies and procedures to assist in the consistent application of internal controls. This includes the Board of Directors Charter, the Audit Committee Charter, the Code of Business Ethics and Conduct, and the Authorization Policy. During the quarter ended May 31, 2007, Klondike Star adopted a formal Whistleblower Policy and for the quarter ended August 31, approved Planning and Management Guidelines supporting Board and management planning, reporting and accountability processes.

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

As of November 30, 2007, the Company maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures and the careful selection and training of qualified personnel. During the three-month period ended November 30, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

In anticipation of the requirement to complete and disclose Management’s assessment regarding internal controls over financial reporting in the annual report for the year-ended February 29, 2008, the Audit Committee approved a project charter including terms of reference, deliverables, timetable and establishment of a steering committee to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (SOX) and expedite necessary remediation, if any. The Company’s objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs throughout the organization. Management believes executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no pending or material legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Form 10-K report for the year-ended February 28, 2007, with respect to Canadian operations, except for those disclosed and discussed in the Form 10-Q for the quarter-ended August 31, 2007 with respect to the appreciation in the value of the Canadian dollar relative to the U.S. dollar and the commencement of mineral exploration and exploitation in the Arab Republic of Egypt through its wholly-owned Canadian subsidiary, Klondike Star Canada Inc.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities by period	Exemption from registration	Total common shares sold	Total warrants issued and outstanding convertible into common shares	Total cash value of shares sold ($USD)
Year ended February 29, 2004	Rule 506, Regulation D	1,040,000	0	2,600,000
Year ended February 28, 2005	Rule 506, Regulation D	1,090,000	0	2,725,000
Year ended February 28, 2006	Rule 506, Regulation D	3,423,000	1,300,000	8,029,068
Year ended February 28, 2007	Rule 506, Regulation D	3,752,982	3,032,982	9,090,299
1st quarter ended May 31, 2007	Rule 506, Regulation D and Regulation S	0	0	0
2nd quarter ended August 31, 2007	Rule 506, Regulation D and Regulation S	3,921,715	0	2,191,400
3rd quarter ended November 30, 2007	Rule 506, Regulation D and Regulation S	345,000	200,000	299,250

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Securities Holders

During the quarter ended November 30, 2007, a definitive proxy statement (reference Form DEFR14A -- Revised definitive proxy soliciting materials filed 2007-10-11) was distributed to shareholders for the Annual Meeting of Shareholders held December 4, 2007. Shareholders approved the appointment of a fifth director for a two year term and the appointment of the Company’s independent auditor, PMB Helin Donovan (reference Form 8-K filed December ?, 2007 for tabulation of voting).

ITEM 5. Other Information

The following announcements made by press release and distributed over wire services, the Company website and through electronic distribution lists to investors and interested parties, may have qualified for disclosure on a Form 8-K during the quarter ended November 30, 2007:

-

Klondike Star Exploring New Lone Star Gold Targets, September 6, 2007

-

Klondike Star Dominion Gold Project Update, September 13, 2007

-

Klondike Star Appoints Manager For Indian River Gold Project, October 23, 2007

-

Mine Prospects Advance for Klondike Star’s Indian River Gold Project with 2007 Exploration Results, October 30, 2007

-

Klondike Star Releases 2007 Annual Report, November 8, 2007.

ITEM 6. Exhibits

Exhibits

31

Rule 13a-41(a)/15d-14(a) Certificates

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

By

, President

Date: January 10, 2008

By

, Vice President, Operations

Date: January 10, 2008