Form 10-K
period 2008-02-29
KLONDIKE STAR MINERAL CORP
filed 2008-06-13
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

Commission File Number 000-30965

KLONDIKE STAR MINERAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-198708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Box 20116, 1031 – Ten Mile Road

Whitehorse, Yukon, Canada Y1A 7A2

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number including area code:

(800) 579-7580

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2007 at 32,957,497 common shares (the Company’s most recently completed 2nd fiscal quarter ended), based on the average of the high and low prices ($1.10) as quoted on the Over-The-Counter Bulletin Board on that date is $36,253,246.

As of February 29, 2008, there were 42,833,486 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page No.

PART 1

5

ITEM 1. BUSINESS

5

Description of the Business

5

Available Information

6

ITEM 1A. RISK FACTORS

7

Risks related to Company business

7

Risks related to the mineral exploration industry

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

10

ITEM 2. PROPERTIES

11

ITEM 3. LEGAL PROCEEDINGS

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

PART II

15

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  15

Market Information

15

Holders

16

Dividends

16

Unregistered Sales

16

Options, Grants and Warrants

17

ITEM 6. SELECTED FINANCIAL DATA

17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  18

Overview

18

Performance and Results of Operations

18

Investor Relations, Share Price and Liquidity

20

Capital Resources and Future Financial Condition

22

Gold Market and Price Outlook

23

Corporate Governance Matters

26

Off-balance Sheet Arrangements

26

Tabular Disclosure of Contractual Obligations

26

Accounting Policies and Impact of New Accounting Standards on Financial Statements

27

LONE STAR GOLD PROJECT – Advanced Exploration Stage

28

INDIAN RIVER GOLD PROJECT – Pre-Development Exploration Stage

51

DOMINION GOLD AND SILVER PROJECT

59

OWEINAT GOLD AND IRON ORE PROJECT

68

OTHER EXPLORATION PROPERTIES

73

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  5

ITEM 9AT. CONTROLS AND PROCEDURES

5

ITEM 9B. OTHER INFORMATION

7

PART III

7

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

7

ITEM 11. EXECUTIVE COMPENSATION

15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE  25

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

26

PART IV

27

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

27

SIGNATURES

28

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT  29

PART 1

Item 1. Business

Klondike Star Mineral Corporation (“Klondike Star” or the “Company”) (OTCBB – “KDSM”) is a mineral exploration and development company with a portfolio of gold and base metal projects in Canada and Egypt.  Since 2004, the Company has been exploring for gold in the Klondike region of the Yukon, Canada. To date, the Company has assembled a total of nine hard rock and placer gold projects, seven of which are located in the Tintina Gold Belt.  Two of these projects, the Lone Star and Indian River Placer properties, are in the advanced exploration stage and are the focus of Klondike Star’s exploration programs.

Description of the Business

From inception as a mineral exploration stage enterprise in December 2003, the Company has acquired mineral properties, negotiated joint ventures, established financing arrangements, and planned and conducted exploration activities in the Yukon, Canada. Opportunities in other countries are being actively pursued, including the Arab Republic of Egypt.

Mineral exploration includes such activities as conventional prospecting, geological/geophysical surveys and research, as well as excavation, diamond and auger drilling, analysis of core, soil, mini and bulk samples, milling and testing of processing technologies, mineral resource assessment, facility construction and maintenance, equipment acquisition and maintenance, road and access construction, scoping studies and environmental monitoring for potential mine development.

In its first year as a mineral exploration company, Klondike Star earned a 55% and controlling interest in the Lone Star Project in the Dawson Mining District, Yukon. This property is situated in the legendary Klondike Gold Fields and the Tintina Gold Belt that covers parts of Alaska and the Yukon.  Since then, the Company has advanced nine exploration and development projects: six gold prospects in the Klondike region of the Yukon, two gold, base and precious mineral properties in other parts of the Yukon, and one exploration project in Egypt.

In support of its mission, Klondike Star has established corporate goals relating to mineral production, capital formation and durable investor relationships, employer of choice, sustainable development and good corporate governance. Following market research, workshops and discussions, in mid-2007 the Board approved a strategic plan setting corporate direction for the next three years.

Klondike Star is advancing its projects operating under a multi-prong strategy. This involves a long-term, systematic and results-oriented approach towards exploration research, supported by a scaled expansion of field operations on carefully selected assets, with a concurrent investment in planning for potential mine development. The strategy is founded on and features such elements as:

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

Currently, mineral resource exploration and exploitation property rights are located in Canada and the Arab Republic of Egypt.

On March 16, 2007, Klondike Star established Klondike Star Canada Inc., a wholly owned Canadian subsidiary.  The new company was established to support planned growth and diversification including new mineral exploration and development opportunities in Canada and globally.

The Company has a year-round full-time equivalent labour force of about 15 employees that expands to 60-70 employees, not including contractors and consultants during the summer/fall exploration season.

Klondike Star Mineral Corporation is listed on the NASD.OTCBB trading under the symbol "KDSM".

Available Information

Klondike Star is subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”).  Copies of these reports, proxy statements and other information can be read and copies obtained at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains annual and quarterly reports, current reports on Form 8K, proxy statements and other information regarding issuers that file electronically with the SEC.  These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

Klondike Star Mineral Corporation

Attention: Investor Relations

Box 20116

Whitehorse, Yukon

Canada, Y1A 7A2

Item 1A. Risk Factors

Klondike Star is commencing mineral exploration and exploitation in the Arab Republic of Egypt through its wholly-owned Canadian subsidiary, Klondike Star Canada Inc., therefore risk factors are foreseen beyond those associated with Company operations in Canada.

Risks related to Company business

The Company’s business may not be sustainable:

The Company began active operations in late 2003 as a mineral exploration enterprise. Although the mineral properties acquired already have had substantial funds spent on research, exploration, including infrastructure such as roads, exploration camp facilities, core shack and test mill, and feasibility studies, the Company expects to incur significant additional expenses. The business model for mineral exploration companies relies fundamentally upon the ability to raise capital from private investors to maintain operations. It is expected the Company will continue to incur operating losses for the foreseeable future, and the Company may never achieve or sustain profitability. There are no assurances the Company will effectively build an operating mine.

The Company’s future operating results are unpredictable:

Due to the absence of revenues generated from the exploration-stage business model, and given the period of expenditures envisioned by mineral explorations plans for the next several years, it is foreseeable that the Company will require capital injections in order to finance planned exploration activities.

Mineral exploration and development involves a high degree of risk, and few properties which are explored are ultimately developed into producing mines. The Company’s properties are in the exploration stages and may never reach a production stage. The Company’s revenue model is dependant upon identifying and accessing a viable ore body that can prove feasible for production. The Company may never generate revenues. Even if the Company does generate revenues, there is no assurance the Company will ever be profitable.

Finding and retaining qualified people and services:

A practical operational risk factor relates to the timely availability of necessary skilled labor and technical services through recruitment, contracting or joint ventures. Although Klondike Star has and continues to invest proactively in solutions to these risks, one risk that is pervasive in the mineral exploration industry relates to the shortage of qualified diamond drillers in North America. Demand is outstripping qualified supply of these technical services essential to advancing the understanding of potential mineral resources.

In order to achieve its objectives, including succession planning, the Company may add key people to the management team. The Company requires highly skilled executive, technical, administrative, fleet management, sales and marketing, accounting, communications, research and development personnel, who are in high demand and are often subject to competing offers. As the Company grows, it will continue to need an increased number of management and support personnel.

Intense competition may affect Company profitability:

The Company faces many competitors that have been in business longer than we have. These competitors have the advantage of having entered the market earlier than the Company. There are a number of other projects currently existing in the Company’s market place. These competitors are already accepted in the market place. The Company may therefore be unable to gain adequate market support to meet financial projections. The Company cannot assure you that its competitors will not develop projects that are equal or superior to those of the Company, or that achieve greater market acceptance.

Risk of critical equipment failures and loss of proprietary information:

The Company’s projects are subject to, in part, damage from potential dangers such as fire, earthquake, power loss, vandalism, computer viruses, telecommunications failures and other acts beyond its control. Any temporary or permanent loss of one or more of these systems or facilities from an accident, an equipment malfunction, or some other cause could cause a loss. The Company has taken measures to protect its systems and equipment from these dangers, however there can be no assurances that these measures will be successful as planned.

The Company may also be faced with the misappropriation or theft of its proprietary information. Prudent and legal means are used to protect information, but the Company cannot ensure it will be successful in such endeavours.

Rights to mineral claims and leases involve uncertainties:

Rights to surface and subsurface mining properties involve certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from ambiguous conveyance history, characteristic of many mining properties. Although the Company has taken steps to verify and protect the title to, and ownership interests and options in the mineral properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s rights or interests. These rights or interests may be subject to unregistered prior agreements or transfers and be affected by undetected defects.

Appreciation in the value of the Canadian dollar relative to the U.S. dollar:

The strength of the Canadian dollar has reduced the expenditure impact of Company financing received in U.S. dollars and invested in Canada. The Company's functional currency is U.S. dollars. Monetary assets and liabilities of the Company's foreign operations are translated into

U.S. dollars at the exchange rates as of the balance sheet date. Results of operations from monetary revenues and expenses are translated at the average exchange rates during the period, with non-monetary revenues and expenses translated at the exchange rate in effect at the time of acquisition of the underlying non-monetary asset or liability. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Additional capital may be needed:

The Company requires substantial working capital to fund its business. The Company usually needs to raise additional funds on an annual basis, primarily through public or private financing. Selling additional stock can dilute the equity interests of the Company’s stockholders. If the Company borrows money, it will have to pay interest and may also have to agree to restrictions on its operating flexibility. The timing of financings can impact on the Company’s ability to implement planned exploration programs due to seasonal factors in project locations. For example, field exploration work is generally not undertaken in Canada between November and April.

International operations involve complexities, potential safety and security concerns:

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

Risks related to the mineral exploration industry

Commodity cycles:

The Company’s business environment is characterized by changing market cycles, extensive research and new mine introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing properties and to advance one or more projects to a production decision. As a result, the Company expects to continue to make a significant investment in exploration and feasibility studies, subject to the availability of working capital. As of year-end February 29, 2008, the Company has limited working capital and is dependent upon its ability to raise further working capital to conduct its work.

Mineral exploration and development involves a high degree of risk and few properties which are explored are ultimately developed into producing mines. A conventional junior mineral exploration company focuses solely on the exploration stage. Klondike Star’s mission embraces the entire life-cycle, that being to explore, develop and operate mines in a socially responsible and sustainable manner. There can be no assurance that the Company will be able to advance its properties to a production decision. The failure of the Company to develop new mines, finance them to production successfully and in a timely manner could adversely affect the Company’s competitive position, financial condition and results of operation.

Adoption of new laws and government regulations relating to the mining industry could harm the Company’s business:

The Company’s business is subject to various Egyptian and Canadian local, territorial, provincial, First Nations, national and international laws that affect exploration, mining and the building of new mines. Other laws and regulations related to health, safety, working conditions, environment, land and water use, and other related laws and regulations may also affect the Company. There can be no assurances that governmental action will not adversely affect the Company and its business.

Health and safety risks:

Health and safety for employees and contractors is a known risk factor for any mineral exploration business. Despite an uncompromising commitment to safety, incidents can and do happen with the potential for material consequences.

Under the guidance of the Board’s Environment, Health and Safety Committee, the Company has established policy and guidelines, and employs industry best practices to address this risk effectively and efficiently. Klondike Star Mineral Corporation has an uncompromising commitment to superior safety performance and a healthy work place.

Environmental and permitting risks:

The Company relies upon various mining land use permits and water licenses to operate and grow the business. As the regulatory agencies introduce new requirements, the Company may incur difficulties in acquiring such permits and licenses in the future, which could adversely affect future development of the Company’s properties.

Company policy is based on the view that solid environmental performance within a sustainable development approach is a leading indicator of a well-managed, efficient and competitive corporation acting in the best interests of its business, its shareholders, its employees and the communities in which it operates.

Dependence upon third parties:

The Company is reliant, in part, upon third parties for its success. The Company may utilize third parties to assist in exploration and feasibility studies, communications, management and financial consulting and other services. The Company cannot ensure the actions of one or more third parties will not adversely affect its business.

Additional business risks:

The occurrence of any of the foregoing, alone or in combination, may cause our business to fail and result in the loss of your entire investment. Even if the business avoids the foregoing, our success may still be impeded by other unanticipated factors, such as entering into strategic relationships that fail to provide anticipated benefits.

Item 1B. Unresolved Staff Comments

The Company is not aware of any unresolved staff comments.

Item 2. Properties

The Company owns capital assets totaling $1,818,478 (based on fully depreciated values not potential re-sale or market prices) that include movable structures, leasehold improvements, vehicles, heavy equipment, all-terrain vehicles, trailers, telecommunications, computer equipment and software, furniture, office equipment and fixtures, and gold samples.

In Canada, Klondike Star holds interests in quartz and placer mining claims, crown grants and leases in the Dawson Mining District of the Yukon, Canada. As of February 29, 2008, the Company holds 1,448 quartz mining claims and crown grants and 338 placer mining claims plus leases, together totalling about 290 km2 (112.4 mi2).

The mineral rights are organized into five discrete exploration and mine planning projects in which the Company has a 100% or majority ownership or an exclusive option to explore, earn or purchase up to a 75% or 100% ownership interest. All of the projects are located in the historic and still-active gold-producing region on the Klondike Plateau in the Dawson Mining District, Yukon; and, geologically situated in the Tintina Gold Belt that spans Alaska in the U.S. and Yukon in Canada.

In the Arab Republic of Egypt, Klondike Star through its wholly owned subsidiary, Klondike Star Canada Inc. was awarded rights to explore and exploit the expansive Oweinat Concession in the Western Desert region.

Alaska/Yukon and Tintina Gold Belt:

(Map prepared 2007, adapted from Yukon Geological Survey)

One project is pre-development stage exploration: Indian River (placer gold). One project is advanced-stage exploration: Lone Star (gold). One project is intermediate-stage exploration: Dominion (gold and silver). Two projects are early-stage exploration: Eldorado (placer gold) and Bonanza (gold).

Klondike-area exploration projects:

(Map prepared 2007)

Property Synopsis1:

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

During the year-ended February 28, 2008, options on the following projects were concluded and no further exploration is planned on these properties.

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

Early development – bulk sampling and test mining, on-site testing of processing technology for throughput and mineral recovery; decision made to proceed with pre- or full feasibility study in progress or completed; scoping of environmental assessment and permitting completed and necessary steps initiated, mineral reserve evaluation advanced or completed,;

Development – mineral reserve evaluation completed, environmental assessment complete, permits obtained, financing lined up, construction to begin in the next 6 – 12 months; or mine under construction through commissioning;

Production – operating mine with sales and revenue.

Item 3. Legal Proceedings

There are no material or pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended November 30, 2007, a definitive proxy statement (reference Form DEFR14A -- Revised definitive proxy soliciting materials filed 2007-10-11) was distributed to shareholders for the Annual Meeting of Shareholders held December 4, 2007. The Proposals presented and voted on are reported on a Current Report on Form 8K filed with the SEC on December 20, 2007. Shareholders approved the appointment of a fifth director for a two year term and the appointment of the Company’s independent auditor, PMB Helin Donovan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to May 2001, there was no trading market for Company common stock. The Company obtained a trading symbol of "UBFI" and began trading on the NASD Over-the-Counter Bulletin Board in May 2001. In December, 2003, the Company changed its name to Klondike Star Mineral Corporation. The Company received the new trading symbol of "KDSM." Although listed on the Bulletin Board, there is no assurance that an active, liquid market for Company common stock will continue. Klondike Star’s common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time and that is the source of the high and low quarterly price information compiled by the Company.

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

Holders

There are approximately 3,480 holders of the common stock of the Company.

Dividends

The Company has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

Unregistered Sales

During the fiscal year ending February 29, 2008 covered by this report, the Company has sold or issued 13,797,704 shares of common stock for a total cash of $4,250,650. The sales of stock were made pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933 (“Securities Act”).

Sales of unregistered securities by period	Exemption from registration	Total common shares sold	Total warrants issued and outstanding convertible into common shares	Total cash value of shares sold ($USD)

Year ended February 29, 2004	Rule 506, Regulation D	1,040,000	0	2,600,000
Year ended February 28, 2005	Rule 506, Regulation D	1,090,000	0	2,725,000
Year ended February 28, 2006	Rule 506, Regulation D	3,423,000	1,300,000	8,029,068
Year ended February 28, 2007	Rule 506, Regulation D	3,752,982	3,032,982	9,090,299
Year ended February 29, 2008	Rule 506, Regulation D	486,715	210,989	488,650
	Regulation S	13,310,989	0	3,762,000

Options, Grants and Warrants

In connection with private placement offerings, the Company issued 210,989 warrants to private investors for the purchase of common shares.

Item 6. Selected Financial Data

	Year-end to February 29, 2008	Year-end to February 28, 2007	Year-end to February 28, 2006	Year-end to February 28, 2005	Year-end to February 29, 2004
Total expenses	$8,242,617	$ 9,967,672	$ 8,778,272	$3,037,382	$29,777,080
Operating revenue	0	0	0	0	0
Net loss from continuing operations	($6,789,591 )	($10,043,789)	($8,741,926)	($2,952,975)	($29,776,153)
Cash raised by financing activities	$4,411,525	$ 9,090,299	$ 8,068,568	$3,121,651	$1,849,955
Cash used in operating activities	$5,533,348	$ 8,621,116	$ 5,610,326	$2,375,184	$4,668
Cash and cash equivalents on hand	$937,434	$ 2,390,876	$ 3,514,176	$2,106,580	$1,845,287
Net loss per common share: Basic and Diluted	$ (0.20)	$ (0.38)	$ (0.39)	$(0.14)	$(1.53)
Weighted average number of common shares outstanding: Basic and diluted	33,432,505	26,512,538	22,562,923	20,631,975	19,494,723
Cash dividends declared per common share	0	0	0	0	0
Property, plant and equipment, net	$1,818,478	$ 2,227,683	$ 1,211,138	$412,387	0
Long-term debt	0	0	0	0	0
Shareholders’ equity	$1,818,075	$ 4,521,141	$ 4,612,131	$2,507,879	$1,823,801

For a discussion of “Capital Resources and Future Financial Condition”, please refer to that section in Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

Klondike Star Mineral Corporation is an exploration and development enterprise currently with five active gold projects totaling about 290 km2 or 112.4 mi2 in the Yukon, located in the northwest corner of Canada underlying the site of the world-renowned Klondike gold producing region; and one gold, iron and multi-mineral project totaling 1,245 km2 or 481 mi2 in the Arab Republic of Egypt.

During the year-ended February 29, 2008, the Company completed a review of properties and made determinations about the future of two intermediate and one early stage projects. In the year ahead, Klondike Star is focusing on the advanced-stage exploration targets on the Lone Star and Dominion gold properties and the potential Indian River Gold Mine in Canada; while supporting the involvement of our subsidiary, Klondike Star Canada Inc., in exploring for mineral prospects in the Arab Republic of Egypt.

Performance and Results of Operations

Highlights for the twelve-months ending February 29, 2008 include:

1.

Shifting the Indian River gold project (placer) from exploration to pre-development stage. This included the completion of a major drilling program, bulk sampling, an environmental and socio-economic assessment of the project by the public, governments and regulatory authorities, the issuance of the authorization to develop and operate the mine, and progress on business planning and the analysis required for the determination of a mineral reserve and decision-making respecting potential mine development.

2.

A significant breakthrough on the advanced exploration stage Lone Star gold project (hard-rock) based on consolidated analysis of 2007 exploration results and geological research of the Klondike Region by the University of British Columbia’s Mineral Deposit Research Unit. Updated analysis has identified high-priority drill targets that are expected to substantially increase known gold potential. Based on 2007 drilling results, there are now four substantial target zones including Lone Star, Nugget, Buckland, and Pioneer demonstrating significant gold mineralization and resource potential; and a fifth zone, the JF is drill-ready. The comprehensive Lone Star Gold Project Scoping Study for a large tonnage, low-to medium-grade gold mine with a minimum projected life of 10 years is nearing completion for release in 2008.

3.

Mobilizing a new Canadian subsidiary for global operations and acquiring the 1,245 km2/

481 mi2 gold and iron ore mineral exploration and exploitation concession from the Arab Republic of Egypt following a competitive, international bidding process.

Mineral Rights Indicators	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Exploration projects	6	8	6	2
Quartz mining claims	1448	2,396	1921	1753
Total area of quartz claims and crown grants	262 km2/101.5 mi2	418.3 km2/161.5 mi2	352 km2/135.9 mi2	239 km2 (estimate)/92.3 mi2
Placer mining claims	338 plus 3 leases	329 plus 43 miles of leases	300 plus 43 miles of leases	114 plus 60 miles of leases
Total area of placer claims and leases	28 km2/10.9 mi2	43.9 km2/17 mi2	42 km2/16.2 mi2	21 km2 (estimate)/8.1 km2
Total area of exploration and exploitation concessions	1,245 km2/481 mi2	0	0	0

Operational highlights

- Completing the winter Indian River gold project drilling program and the first-ever summer drilling program that finalized 1,000 foot drill lines with 500 foot in-fill drilling on approximately 60% of the mineralized area on the property facilitating assessment of mineral reserves, mine and business planning.

- Completing an exploratory diamond drilling program on the Spice gold project.

- Releasing exploration results from the 2006 exploration season on the Dominion gold project confirming the presence of multiple, continuous gold-bearing structures that warrant testing by drilling and identifying several significant new gold-in-soil anomalies.

- Issuing a detailed progress report on the Lone Star gold project scoping study.

- Receiving the award of an exploration and exploitation concession in the Arab Republic of Egypt following a competitive, international bidding process.

- Establishing Klondike Star Canada Inc., a wholly-owned Canadian subsidiary (incorporated under the Canadian Business Corporations Act) to support planned growth and diversification including new mineral exploration and development opportunities in Canada and globally.

- Obtaining approval from the Government of Yukon for mine development at the Indian River Gold Project following a public environmental and socio-economic assessment process;

- Undertaking comprehensive exploration programs including diamond and rotary direct circulation drilling, IP geophysical survey, bulk sampling, soil sampling on the Lone Star and Dominion gold projects;

- Completing the energy supply options study, initiating a mine/mill waste rock management and reclamation study and the fourth year of environmental monitoring in progress as part of the comprehensive Lone Star mine scoping study.

- Adoption of the 2007-2009 strategic plan and additional governance measures, including making progress on the implementation of Section 404 of the Sarbanes-Oxley Act.

- Completing an evaluation of mineralization for the Indian River gold project and making substantial progress on the business plan for mine development;

- Supporting the third year of the Klondike Research Project, a unique collaborative initiative led by the University of British Columbia’s Mineral Deposit Research Unit including leading geological expertise from the University of Leeds, United Kingdom and the University of Otago, New Zealand.

- Releasing exploration results from the 2007 exploration season on the Lone Star gold project confirming substantive progress at the Lone Star, Buckland and Pioneer zones and detailing plans for a major program of infill, step-out and deep drilling.

- Developing plans and exploration strategies for the commencement of the Oweinat project in Egypt.

- Releasing the 2007 annual report providing detail information on mineral exploration properties, the ownership of mineral rights and resources, financial matters, investor relations and Company operations, as well as a three-year performance profile.

Operational Indicators	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006
Health and safety incidents	5 with 2 involving lost work time.	6 with 1 involving lost work time, 2 with no injury or lost time, 3 vehicle incidents with no injuries or lost time.	2 vehicle accidents, no injuries or lost time
Environmental incidents	0	0	0

Financial highlights

- The loss from continuing operations for the year ending February 29, 2008, was $6,789,591 (net loss of $0.20 per common share) compared to the year ending February 28, 2007 with $10,043,789 loss from continuing operations and $0.38 net loss per common share).

- Cash used in operating activities for the twelve months ended February 29, 2008 was approximately $5,563,717 compared with approximately $8,621,116 for the twelve months ended February 28, 2007;

- During the year ended February 29, 2008, the Company issued restricted common stock and warrants for cash, with cash proceeds of $4,161,515 net of commissions and related expenses, which was used to finance working capital for current and future exploration activities;

- The changes in cash flow used in operations from February 28, 2007 to February 29, 2008, are mainly due to an earlier shutdown of exploration activities due to earlier onset of winter conditions, re-scheduling of a field mission to the Oweinat property in Egypt, as well as significant cost reductions and savings achieved in public relations and administration;

- The position in cash and cash equivalents for the year ending February 29, 2008 was $937,434 compared to $2,390,876 for the year ending February 28, 2007.

Investor Relations, Share Price and Liquidity

Investor Relations Indicators	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006
Common shares issued

and outstanding	42,833,486	29,035,782	25,202,800
Restricted shares	22,084,516	9,943,734	18,025,906
Free trading shares	20,748,970	19,092,048	7,176,894
Warrants outstanding and exercisable	210,989	3,032,982	1,300,000
Preferred shares issued and outstanding	Series A Convertible: 2,000,000	Series A Convertible: 2,000,000	Series A Convertible: 2,000,000
Common share price range by high/low	$1.75/ $0.35	$3.98/ $1.50	$3.85/ $2.50
Common share volume monthly high/low	1,152,165/ 356,598	4,223,025/ 897,158	2,359,551/ 92,502
Shareholders	Approximately 3,280	Approximately 4,675[1]	Approximately 4200
Material event press releases, 8-K reports, special information products	31	39	24
Total share options issued and unexercised	1,580,000	1,580,000	1,230,000

1 Following review of additional information this figure was adjusted down from 5,550.

Share price/volume profile to year-end February 29, 2008:

Share trading volumes by quarter to year-end February 29, 2008:

Quarter	High Monthly Volume	Low Monthly Volume

Q1, 2005 March - May	701,231	103,697
Q2, June - August	381,452	92,502
Q3, September - November	1,528,916	333,422
Q4, December – 2006 February	2,359,551	1,885,902
Q1, 2006 March - May	4,223,025	594,549
Q2, June - August	3,059,070	1,103,816
Q3, September - November	1,835,969	1,292,985
Q4, December – 2007 February	1,839,652	897,158
Q1, 2007 March - May	1,152,165	460,069
Q2, June - August	1,009,940	324,640
Q3, September - November	775,133	268,176
Q4, December – 2008 February	1,116,905	306,936

Share price by quarter to year-end February 29, 2008:

(Sources: Bell Globemedia Publishing Inc. 2007, OTCBB and Yahoo)

Quarter	High Quarterly Price	Low Quarterly Price
Q1, 2005 March - May	3.70	2.55
Q2, June - August	3.15	2.50
Q3, September - November	3.85	2.85
Q4, December – 2006 February	3.50	2.70
Q1, 2006 March - May	3.98	3.00
Q2, June - August	3.92	3.50
Q3, September - November	3.72	2.50
Q4, December – 2007 February	2.70	1.50
Q1, 2007 March - May	1.75	1.00
Q2, June - August	1.44	0.90
Q3, September - November	1.20	1.00
Q4, December – 2008 February	1.05	0.35

Capital Resources and Future Financial Condition

As a mineral exploration company and consistent with the business model for the junior mineral exploration sector as a whole, the Company relies primarily upon raising financing annually through private investments in public equities (i.e. common stock, warrants for the purchase of common stock). The qualification of the financial statements as to the Company’s ability to continue as a going concern reflects this reality. Junior mineral exploration companies by definition rarely earn revenues in excess of expenditures. Consistent with its mission to explore, develop and operate mines in a socially responsible manner in harmony with sustainable development, the Company’s long-term plan to overcome the ongoing uncertainty of operating with an ongoing concern involves bringing mineral properties into production.

At the end of the fiscal year, the current assets of the Company, excluding net property, plant and equipment are $1,525,193. A minimum of $1,000,000 is needed to sustain the corporation for the next twelve months. If necessary, the Company expects it can support continued business operations with available resources. Efforts are underway to raise the additional financing needed for planned exploration and test mining.

The business plan for the upcoming year will be tailored to meet strategic objectives and the scope and scale of mineral exploration activity determined, in part, by the additional financing raised through the sale of private placement shares. Volatility in the Company’s share price may impact on the ability to raise additional funds through private placement stock or debt in one or more private placements in a timely manner. The Company has a demonstrated track record of raising capital, and in the past, raised significant financing for mineral exploration, primarily with long-term investors, and Management has confidence in its ability to succeed based on the strengths, governance and performance of the Company and its mineral exploration prospects.

Financing initiatives, primarily undertaken pursuant to Regulation S and Regulation D instruments, will be concentrated in markets already supporting the Company, including Europe and the Middle East. The Company also plans to enter the Canadian market for private investment and take advantage of mineral exploration incentive programs during the course of the upcoming year. Finally, the Company has already obtained mine development and operating approvals for the proposed Indian River alluvial gold project in the Klondike region, Yukon, Canada. Such a project, should it proceed, has the potential to generate cash flow and revenue for the Company.

As of February 29, 2008, the Company has material commitments for capital expenditures in future years in support of the Oweinat project in the Arab Republic of Egypt acting through the wholly-owned subsidiary, Klondike Star Canada Inc., to the extent that Klondike Star Canada is not able to raise financing for this exploration project. The concession agreement requires the expenditure of a minimum of $1,186,086 on exploration operations and activities over a period of up to eighteen months.  Pursuant to Klondike Star’s 2008 business plan, resources are targeted to corporate development priorities.  Private placement initiatives currently in progress are expected to raise additional funds in a timely manner. Although Management has had past success in securing financing, there is no guarantee that such efforts will be successful during the next fiscal year.

The business plan for developing the proposed Indian River Gold Mine currently being prepared by the Company includes potential capital and cash flow requirements for 2008 and/or 2009.

Commencing placer mining would change the status of the Company to that of a producer.

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

Gold Market and Price Outlook

Global mineral exploration spending reached a new high-water mark in 2007 for the fifth straight year in a row. In a special report prepared for the Prospectors and Developers International Convention (PDAC) in March 2008, the Metals Economics Group advised that worldwide mineral exploration spending (excluding ferrous metal and uranium) reached $10.5 billion in 2008. The Metals Economics Group expects that exploration spending will continue to be driven upward in 2008, the combined result of a well-funded junior sector and the current reserves-replacement requirements of major and intermediate companies. (Source: Metals Economics Group, World Exploration Trends: A Special Report from the Metals Economics Group for the PDAC International Convention 2008, March 2008.)

So far in 2008 (to April 25, 2008), daily gold prices have remained $150 above the 2007 annual average price of $695. Gold prices broke through the $1,000 barrier on March 17, 2008, reaching $1,011 on that day. The lowest daily gold price recorded so far in 2008 ($847), was recorded on the first day of 2008 trading (January 2, 2008). (Source: World Gold Council, London PM Fix).

Gold Price, January 1, 2003 to May, 2008:

In terms of future prices for gold, the London Bullion Market Association, on the basis of a consensus survey of 24 precious metals analysts, expects the price of gold to average $862 in 2008. (Source: London Bullion Market Association, Forecast 2008, 2008). TD Economics expects that gold prices will average $988.75 in 2008. (Source: TD Economics Quarterly Commodity Price Report, March 18, 2008).

In terms of historical gold prices, the three-year moving average price of gold at February 28, 2008 was $609. (Source: World Gold Council, London PM Fix over period of March 1, 2005 to February 29, 2008). The three-year moving average for the price of gold to the end of March 2008 was $624. (Source: World Gold Council, London PM Fix over period of April 1, 2005 to March 31, 2008).

The increasing price of gold and precious metals may result in a new area of economics in the metals sector. At a time when gold was averaging $390 an ounce, management previously considered that one gram of gold per tonne of ore may be sufficient to achieve profitability provided sufficient scale under specific conditions. If future price ranges of gold continue to maintain their current higher levels, it could mean a new understanding of gold mining economics for custom and large-scale mining operations.

The Company has entered into a right of first refusal agreement with an internationally-based gold trader (private company) for the purchase of gold produced from its Klondike properties, thereby creating the reasonable prospect of a market for the sale of gold production.

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

The Board met four times in person during the year and held three special electronic meetings by internet. The Audit Committee met in person on four occasions and held three meetings electronically through internet exchanges; and, the Environment, Health and Safety Committee met in person twice.

During the quarter ended November 30, 2007, a definitive proxy statement (reference Form DEFR14A -- Revised definitive proxy soliciting materials filed 2007-10-11) was distributed to shareholders for the Annual Meeting of Shareholders held December 4, 2007. Shareholders approved the appointment of a fifth director for a two year term and the appointment of the Company’s independent auditor, PMB Helin Donovan. Reference the Form 8-K report filed December 20, 2007 for tabulation of voting.

Effective March 16, 2007, Klondike Star Mineral Corporation (the "Company") incorporated a wholly owned Canadian subsidiary company, Klondike Star Canada Inc., under the Canada Business Corporations Act. The new company was established to support planned growth and diversification including new mineral exploration and development opportunities in Canada and globally.

Off-balance Sheet Arrangements

There are no arrangements on which to report.

Tabular Disclosure of Contractual Obligations

Contractual obligations
Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt

Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	0	0	0	0	0

Accounting Policies and Impact of New Accounting Standards on Financial Statements

Significant accounting policies applied by the Company relate to mineral exploration and development costs and mineral properties. The policies are as follows:

Mineral Exploration and Development Costs

In accordance with generally accepted accounting principles in the United States of America, the Company expenses lease exploration costs as incurred.  As of February 29, 2008, the exploration costs expensed during the Company’s exploration stage have been approximately $16,020,236.  Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

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

For information on new accounting standards and their effect on the Company’s financial condition or results of operations, please refer to the Notes to the Financial Statements.

LONE STAR GOLD PROJECT – Advanced Exploration Stage

Klondike, Yukon, Canada

Under the terms of SEC Industry Guide 7, the Lone Star Project is considered by the Company to be a material project.

Project Overview

Lone Star is an advanced-stage gold exploration project that is being studied for potential mine development. Of all its projects, Klondike Star is currently focusing exploration efforts at its majority-owned Lone Star Project. It is comprised of 719 mineral claims and crown grants totalling 135.1 km2 (52.2 mi2), the largest of five projects in the gold-producing Klondike region of Yukon, Canada. Lone Star is an expansive property with nine known exploration targets including the Lone Star Zone, the Nugget Zone, the Buckland Zone, the JF Zone, the Pioneer Zone and the 27-Pup-Dysle-Veronika Zone. These zones extend over large areas with excellent opportunity for the existence of multiple mineralized zones, along both strike and dip. They belong to a class of structures which have potential for large, medium-grade, bulk-tonnage ore bodies.

The Lone Star Project is located 20 km (12.4 mi) from Dawson City and is accessible by car or truck on summer-maintained, graded gravel roads linking to the Klondike Highway. First assembled by Canadian mine-finder Richard Hughes, the initial 500 mineral claims in the Klondike were optioned to Klondike Star in December 2003. It is the site of the former producing Lone Star Mine (1912-14) and decades of previous exploration.

Tintina Gold Belt
significant gold deposit
known occurrence of gold mineralization
Klondike goldfields
Fault
ALASKA
YUKON
NORTHWEST TERRITORIES
BRITISH COLUMBIA
141°W
60°N
TINTINA GOLD BELT
Kaltag
Tintina
Farewell
Denali
Ryan Lode
True North
Fort Knox
Clear Creek
Scheelite Dome
Dublin Gulch
Brewery Creek
Donlin Creek
Pogo
Dawson City
Anchorage
Whitehorse
Klondike Star
Spice Project
Klondike Star
Klondike-area projects
Klondike Star
Ultra Project
N
0
500
km

The Lone Star property is located in the highly prospective Tintina Gold Belt which spans 2,000 kilometres in a broad arc across Alaska and Yukon.  The Tintina Gold Belt is one of the world’s most important gold districts and has long been recognized for its highly productive placer camps, including the well known Klondike Goldfields.  In recent years, a number of major hard rock deposits have been discovered including the Pogo, Fort Knox, and Donlin Creek in Alaska, and Brewery Creek, Dublin Gulch and Ketza River in the Yukon.  Many of these deposits lie within established placer camps. Total gold production and reserves within the belt are estimated at 69.2 million ounces and this figure is expected to grow dramatically as exploration accelerates.

The Brewery Creek Mine near Dawson City, Yukon (about 20 minute drive), and Klondike Star’s Lone Star Project, was operated as an open-pit heap-leach mine by Viceroy Resource Corporation until 2002, when the mine was closed due to low gold prices. The mine produced approximately 280,000 ounces of gold from 9.5 million tonnes of ore in a run-of-mine oxide heap-leach operation. The property is now owned and being explored by Alexco Resource Corp. with a back-in option and joint venture agreement with Nova Gold Corp. Through September 2006, Alexco invested approximately Cdn $700,000 at Brewery Creek for the 2006 work program and has conducted drilling since. The company reports results confirming the presence of significant gold mineralization in a style and geologic setting analogous to Donlin Creek.

Since acquiring the property in December 2003, following an exploration expenditure of $2.225 million, Klondike Star has become the majority owner and operator holding 55% right, title and undivided interest in the quartz mining claims with the option to earn a 65% interest by completing a bankable feasibility study and a 75% interest by providing directly or indirectly, financing to commence commercial production. To retain ongoing rights to the property under Yukon law, the company is required to pay cash or apply exploration expenditures that can be credited for a period of five years at CDN $100 per claim per year for Quartz mining claims. Minor payments are also made annually for claims that are classified as crown grants.

Furthermore, since acquisition, Klondike Star has increased the size of the property from 273 to 719 mineral claims and crown grants, constructed a 65-person exploration complex, with core processing and bulk sample milling infrastructure on site. Klondike Star has undertaken extensive soil, chip and bulk sampling, diamond and RC drilling, IP (induced polarization) geophysical surveys, trenching, bulk sampling, structural and detailed property mapping, assay and other analysis.

Klondike Star, with support from the University of British Columbia Mineral Deposit Research Unit (MDRU), has been developing and refining its exploration model for this area, combining an improved understanding of the structural geology with compilation of other data, including airborne geophysics, geochronology, petrology and placer gold characteristics and distribution. A geological map at 1:10,000 scale has been produced for the Eldorado Dome - Lone Star ridge area. A detailed map of the Lone Star Zone at 1:1,000 scale has also been produced by Company geologists.

Exploration results and professional analysis to date indicate that the Lone Star Project represents an extensive mineralized area with a large-tonnage, low-medium-grade gold target augmented by higher grade zones that warrants an expanded exploration effort and intensive evaluation for potential mine feasibility and development. The Company is working towards a mineral resource assessment consistent with industry and international standards and best practices; however, the project remains exploratory in nature as a mineral reserve has not yet been calculated.

In January 2008, the Company announced a significant breakthrough based on the consolidated analysis of 2007 exploration results together with geological research of the Klondike region by MDRU. Updated structural and mineralization analysis has identified high priority drill targets at the Lone Star Zone expected to substantially increase the known gold potential. This zone is one of five major exploration targets on the expansive Lone Star property.

Detailed mapping and re-logging of drill core at the Lone Star Zone by Klondike Star’s geological staff has resulted in the first comprehensive geological model of the zone. This model displays the major structures and identifies a major stratigraphic control of gold mineralization that was not previously apparent.

Combining the new geological model with plans and cross sections displaying gold mineralization has led to the identification of numerous zones within the existing Lone Star area that are very likely to host additional mineralization. It is also apparent from the geological cross sections that a significant deep gold target is present at the Lone Star Zone that has never been drilled.

A program of infill, step-out and deep drilling has been planned based on this new interpretation of the geological setting. 11,000 m/36,089 ft of drilling is proposed for 2008 that is expected to substantially increase the identified gold mineralization at the Lone Star Zone.

During the May to October, 2006 summer exploration, the focus was on structural and delineation diamond drilling, bulk sampling, and ground and airborne geophysical surveys along with continuation of the sponsored Klondike Research Project with the MDRU. The drilling was designed to further delineate the extent of the known gold-bearing ore body in the primary zones of interest, including the Lone Star and extensions, the Buckland between Gay Gulch and 27 Pup, and the Nugget Zone above Oro Grande Gulch.

Progressive exploration results, including the discovery of a new target, the JF Zone, were announced between December 2006 and February 2007. A progress report on scoping study findings was released in March 2007 and updated in November 2007. A summary report on the MDRU geological studies on the Klondike region was released in March 2007.

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

The 2007 drilling results are significant as four substantial target zones have now been proven up – Lone Star, Nugget, Buckland, and Pioneer – demonstrating significant gold mineralization and resource potential; and a fifth zone, the JF, is drill ready for 2008. These findings add to Klondike Star’s confidence in exploring for large, medium-grade, bulk-tonnage ore bodies for development.

A full-scale scoping study is in progress to assess the economic viability of the Lone Star mineral deposit, provide a baseline assessment of environmental and socio-economic considerations for development permitting applications, establish mine design concepts, analyze options to address key factors (energy, water supply, reclamation) and identify capital and operating cost estimates.

Geology and Mineralization

The Lone Star Project is situated in the highly prolific Tintina Gold Belt, a geological structure which spans northwestern British Columbia, Alaska and the Yukon and is host to a number of major placer and hard rock gold deposits.

The Bonanza-Eldorado-Hunker region is underlain by three recognizable thrust fault bounded schist assemblages that constitute the mid-Permian Klondike Schist, which is correlated with units of the Yukon-Tanana terrane.  The Yukon-Tanana terrane is now considered to include those Devonian-Mississippian strata of continental affinity which are overlain by volcanic arc successions that include backarc and island arc tectonic settings.

The complex structural history of the various assemblages in the Klondike region allows for the possibility of several sources for gold mineralization.

(i)

Orogenic gold deposits which occur along convergent plate boundaries are formed during collision or accretion.  Most commonly emplaced during peak to late tectonic timing, they are found predominantly in greenschist facies metamorphics with some examples in amphibolite grade hosts. Temporal association with granitic magmatism is not necessarily demonstrable, but there is a frequent association with contractional (thrust) faulting.  Gold mineralization associated with major fault systems is frequently found in the smaller scale second- or third-order structures. In the larger cratons, it may be demonstrated that deposits have fractal distribution.  Since it is likely that fault systems have had a major control on gold distribution in the Klondike a similar geometric relationship might be applicable here.

(ii)

Pluton-related gold deposits associated with mid-Cretaceous granitic plutons, which can be considered as part of the spectrum of orogenic gold deposits. The Livengood suite and Tombstone suite of plutons are correlable across the younger Tintina fault. The suite is quite variable in magnetite content, but is considered to be of the oxidized magnetite-series. The Brewery Creek gold deposits have a spatial relationship to one of the Tombstone suite plutons. The Mayo suite is associated with sheeted vein and contact-aureole type gold deposits (Dublin Gulch, Scheelite Dome and Clear Creek). This latter group of intrusions are considered to be ilmenite-series and to represent a separate type of deposit associated with reduced granitoids.

Two types of quartz vein are common in the Klondike: a) foliaform veins that are usually barren of gold and, b) discordant veins with sulphide mineralization and visible gold (contained in selvedges of pyrite and/or as free gold grains in the white quartz). The discordant veins can be up to 2 to 3 metres thick and can persist for hundreds of metres strike length. Some spectacular gold grades are reported from this vein type.

Drill programs completed by the Company from 2005 to 2007 have revealed visible gold in a variety of settings:

 (i)

In discordant quartz veins that occur within a zone of ‘spotted,’ i.e., chlorite-carbonate schist;

(ii)

Altered, quartz muscovite schist, but some of this gold does mantle pre-existing pyrite crystals:

(iii)

In pyrite crystals within composite quartz-carbonate veins;

(iv)

As discrete gold grains in schist; and,

(v)

In rare semi-concordant rhodochrosite masses.

These occurrences are consistent with much of the gold being emplaced during the extensional event that formed discordant quartz-carbonate veins, subsequent to the more common foliaform quartz segregations. The gold may have had a comparatively local source (a sygenetic origin in the volcanic sequence) or may have been transported along major fault systems and their secondary structures from either or both of deeper metamorphic or magmatic sources.  Influence of hydrothermal activity in the Lone Star region is indicated by occurrence of rare topaz seen in thin sections.

Lone Star Zone

The Lone Star Zone is located at the headwaters of Victoria Gulch, 7-Pup and O'Neil Gulch, all of which are believed to be feeders for the rich Upper Bonanza Creek placers, which have a historical production of over 1.0 million ounces.  This area is host to the most significant mineralization identified thus far on the project and has been the focus of Klondike Star’s exploration programs to date.

Gold mineralization in the Lone Star Zone is strata-bound within certain favourable geological horizons.  Gold is primarily disseminated within a muscovite rich schist, which is variably pyritic.  Minor quartz veins are locally associated with gold, however, most of the gold is not spatially associated with veining.  A schistose meta-quartzite forms the footwall to the mineralized unit, and a distinctive, narrow, apple-green band of quartzite is found within the muscovite schist that is a consistent marker horizon.

The mineralized zone is about 850m long, between 80 and 250m wide (where defined), and between 7 and 65 m thick. A central, higher grade core to the deposit consists of about 2.7 million tonnes grading 1.0 g/t gold, and most of this higher grade resource lies within 75m of surface. To the southeast there are several layers present, which have been intersected as deep as 160 m below surface, with mineralization extending to the full depth of some drill holes. Roughly half of the tonnage is present to the southeast of the Boulder Lode pit, and there is considerable untested depth potential in this area, though average grade tends to be low. The zone is also open to the southeast and northwest.

Diamond drilling results on the Lone Star Zone include 1.67 grams per tonne gold over 61.7 metres, 2.74 grams per tonne gold over 8.4 metres, 2.1 grams per tonne gold over 24 metres, 10.75 grams per tonne gold over 1 metre, 1.91 grams per tonne gold over 15.7 metres and 4.03 grams per tonne gold over 2.1 metres.  Based on work completed on the property to date, the grade and tonnage potential at the Lone Star Zone alone could achieve about 75-80 percent of the required resource for feasible mine development.

Klondike Star Management has formed an opinion of the gold content of the Lone Star Zone on its Klondike property, based on geological evidence and sampling. Gold mineralized rock at Lone Star displays geological continuity, and a reasonably assumed but not verified continuity of gold grade. The opinion is for use in a scoping study to determine the type and scale of a gold mining operation at Lone Star and to identify a target tonnage and grade necessary to establish an economically viable mine. This opinion has been useful as a planning tool, and provides an order of magnitude evaluation of the geological potential.

An Inferred Resource has been calculated in-house by Klondike Star’s geological staff. Other public reporting entities have reported on results at the exploration standard established by Klondike Star as including inferred, indicated and measured resources. However, as Klondike Star Mineral Corporation is an U.S. listed company, mineral resources cannot be disclosed as such. The calculation was supervised by Klondike Star’s exploration manager who is a Competent Person under SEC Industry Guide 7. As it was not conducted by an independent Qualified Person, it cannot be relied upon under the Canadian National Instrument 43-101.

The Lone Star Zone opinion is based on 14,730 m of drilling in 109 drill-holes. Drilling was conducted in seven seasons between 1986 and 2006. The opinion is also based on geological mapping and sampling of trenches, pits, workings, bulk samples, and reverse circulation drill holes. The estimate does not include any of the mineralized material present at the Buckland or

Nugget zones, or other major exploration targets, which have not been tested as thoroughly as Lone Star Zone, and which appear to be more structurally controlled and less continuous.

In January 2008, the Company reported consolidated analysis of 2007 exploration results together with geological research of the Klondike region by MDRU, which has resulted in the identification of high priority drill targets at the Lone Star Zone, expected to substantially increase the known gold potential. This work is considered a breakthrough in understanding of the structural and stratigraphic geological setting at Lone Star. Drilling is highly probable to intersect additional gold mineralization.

Detailed mapping and re-logging of drill core at the Lone Star Zone by Klondike Star’s geological staff has resulted in the first comprehensive geological model of the zone. This model displays the major structures and identifies a major stratigraphic control of gold mineralization that was not previously apparent. The zone is highly deformed, with multiple phases of folding and faulting, and has few obvious geological markers. The rock types at Lone Star grade into one another, with subtle variations in mineralogy and highly variable percentages of the rock forming minerals.

The detailed geology of the Lone Star Zone was re-investigated, informed by the recent regional structural geological framework identified by the MDRU. Careful examination of the available rock outcrops at the zone, mostly present in trenches, combined with information available in drill core led to the identification of subtle marker horizons which could be traced across the zone at surface, and into the subsurface. These marker horizons allow for a realistic interpretation of the major folds and faults which control the geometry of the host rocks.

Gold mineralization was found to be strata-bound within certain favorable geological horizons. For the most part, gold is disseminated within a muscovite-rich schist which is variably pyritic. Minor quartz veins are locally associated with gold, however, most of the gold is not spatially associated with veining. A schistose meta-quartzite forms the footwall to the mineralized unit, and a distinctive, narrow, apple green band of quartzite is found within the muscovite schist that is a consistent marker horizon.

The detailed, systematic program of geological mapping at the Lone Star Zone during 2007, along with re-logging of drill core has resulted in a greatly improved geological map and set of cross-sections. This geological work has identified subtle marker horizons which allow the modelling and reinterpretation of complex geological structures in the area. This has, in turn, resulted in the identification of several new very high potential drill targets within the existing resource area.

Combining the new geological model with plans and cross-sections displaying gold mineralization has led to the identification of numerous locations within the existing Lone Star resource area that are very likely to host additional mineralization. It is also apparent from the geological cross sections that a significant deep gold target is present at the Lone Star Zone that has never been drilled. The maximum depth tested to date is 175m/574ft, and the favorable horizon is now interpreted to extend to a depth of approximately 400m/1,312ft in the Lone Star area.

A program of infill, step-out and deep drilling has been planned based on this new interpretation of the geological setting. 11,000m/36,089ft of drilling is proposed for 2008 that is expected to substantially increase the identified gold resource at the Lone Star Zone. This drilling would consist of about 2,000m/6,562ft of shallow drilling (maximum depth 100m/328ft) along the southern edge of the deposit in areas that haven’t been tested; 4,000m/13,123ft to extend the zone to the Pioneer Zone to the southwest; 1,000m/3,280ft to extend the zone to the northwest; and 4,000m/13,123ft of deep drilling (holes of 200 to 400m/656 to 1,312ft) within the Lone Star resource area.

A series of short drill holes along the newly identified southeasterly edge of the deposit is the highest priority. Areas where the host horizon dips steeply and extends beyond the depth of current drilling have also been identified, providing an excellent target for deep drilling. The deepest holes in the Lone Star Zone extend to about 175m/574ft depth, and the favorable strata are projected to a depth of about 300m/1000ft where they are thought to intersect a major thrust fault. This thrust fault may be significant in the localization of gold mineralization. The Lone Star Zone is also open along trend in both directions, with the southeasterly trend towards the Pioneer Zone the highest priority. The plan for 2008 is to assess the area between the Pioneer and Lone Star Zones by further drilling, building on the substantial progress in geological modeling at Lone Star enabling efficient drilling to increase known resources.

The company completed construction and testing of its custom engineered Bulk Sample Test Facility in 2005. This facility processes between 1- and 10-tonne samples from trenches throughout the Lone Star property and provides detailed analysis of ore grades, lode gold particle counts, and milling efficiencies. This data contributes to completing an industry-standard mineral resource assessment. Information gathered will also be part of the ongoing scoping study currently in progress, while environmental baseline studies enter their fourth season. Bulk sampling is proceeding alongside mineral exploration and the scoping study to determine the economic viability of the mineral deposit and expedite planning and decision-making.

In February 2007, results including 1.33g/t over 24 m were released from a series of bulk samples collected in 2006 from the Lone Star Zone and processed at the Company’s gravity test facility located at Eldorado Creek. A 67-meter-long series of bulk samples was collected perpendicular to the strike of the Lone Star Zone at its western end. This work successfully demonstrated continuity of gold mineralization, with coarse free gold recovered from each sample. The overall 2006 bulk sampling  was highly successful in terms of productivity, as the Company processed more than double the volume of material assessed in 2005 (86 tonnes versus 41 tonnes in 2005).

The Eldorado bulk gravity test plant produced three products from each sample – raw gold, a heavy mineral concentrate, and tailings. In 2006, raw gold accounted for 19%-44% of the gold in each sample, while the heavy mineral concentrate (mostly iron oxides) contained between 10 and 25% of the gold, with the remainder of the gold extracted from the tailings.

In 2007, five bulk samples were processed from the Lone Star Zone. These samples were collected from the southern end of trench 87TR-16, and continue to extend the sampling of this area reported in 2006. The 2006 work at this site included 10 contiguous bulk samples which cut the zone over a 67m/219.8 foot length, and which proved the zone to be continuously mineralized. The 5 samples collected in 2007 extend this trend an additional 30m/98.4 ft.

Trench 87TR-16 lies approximately 400m from the original Lone Star Mine and at the southwest end of the Lone Star Zone, and contains a wide zone of gold mineralization. This trench was originally bulldozed in 1987, and was dug deeper by excavator in 1996. Continuous chip samples were collected systematically over 1-m intervals along the length of the trench in 2005 and 2006, and confirmed the broad zone of mineralization identified by previous workers. Ten bulk samples, ranging in weight from 2.9 tonnes to 8.1 tonnes, and collected across widths varying from 6m to 10m were collected along a 67-m length of the trench, which was cut perpendicular to the strike of the Lone Star Zone. Results varied between 1.41g/t gold over 6.0 m in sample 06LS-B5 to 0.054g/t gold over 10.0m in sample 06LS-B8, and averaged 0.67g/t gold over the entire 67-m interval, including 1.33g/t gold over 24m from the southern end of the bulk sampling. Chip samples varied from trace to 10.39g/t gold over 1.0 m, and averaged 1.03g/t gold over the same 67m tested by bulk sampling. Additional chip samples collected to the south of the bulk sampling contained anomalous values up to 4.13g/t gold over 1.0m, indicating a greater mineralized width than tested so far by the bulk sampling.

The bulk sampling is helping Klondike Star accurately assess the grade of mineralized areas as part of delineating the potential mineral resources of the Lone Star gold project. In addition, experience from the recovery process is instrumental to the examination of mining methods in the scoping study.

Buckland Zone

The first diamond drill target tested during the 2007 exploration season was the Buckland Zone, an area which has returned multiple intersections of gold mineralization for previous operators. This is the first drilling by Klondike Star that has targeted the Buckland Zone, one of 5 main targets at the Lone Star Project. The zone has previously been explored by trenching, bulk sampling and drilling by previous operators, and mineralization occupies an area roughly 900m/2953ft by 500m/1640ft.

This zone lies about one km/0.62mi south of the Lone Star Zone and 0.5km/0.31mi southeast of the Nugget Zone, and occupies an area roughly 800m/2624.7ft by 300m/984.3ft. The Buckland Zone lies between Gay Gulch and Oro Grande Gulch, which have been significant producers of placer gold and are still being mined. In June and July, 2007, five holes totaling 846m/2774ft were completed in a fence which cuts across the centre of the zone, and tests the best IP anomalies identified by geophysical surveys in 2006.

2007 diamond drilling results on the Buckland gold zone at the Lone Star Project included intersection of 2.06g/t gold over 21.0m. Three of the holds returned significant near-surface gold mineralization. Highlights of the drilling include 2.06g/t gold over 21.0 m/69ft, including 22.6g/t over 1.0m/3.3ft in hole 07BU-3, and 1.29g/t gold over 16.0m/52ft, including 24.9g/t over 0.5m/1.6ft in hole 07BU-4.

JF Zone

In February, 2007, Klondike Star announced the discovery of a new gold-bearing zone at the Lone Star Project in the Klondike region, Yukon, Canada in a central location on the main Lone Star Project claim block. There was no indication of any previous exploration in this area, other than a soil geochemical survey. This brought the known, large gold mineralized zones that are active exploration targets on the expansive 135 km2/52 mi2 Lone Star Project to five.

An exploration excavator trenching program discovered the new gold zone near the centre of the

Lone Star property. A 95-m length of trench 06TR-06 returned highly anomalous values up to 2.32g/t gold over a 5-m interval. The last sample in the trench returned 1.27g/t gold over 5m. The zone is located 1.5km east of the Buckland Zone, 1.5km southeast of the Lone Star Zone, and is open in all directions. The new zone, named the JF Zone, is not on trend with any previously known mineralization on the property.

The decision to explore the area of the JF Zone was based on the presence of a 400 m by 500 m soil geochemical gold anomaly, with a peak value of 291 ppb gold. The soil survey was conducted in the mid 1980s, but was not followed up until 2006. The mineralized zone is hosted by rusty quartz-muscovite schist with no quartz veining noted. These rocks appear similar to those hosting the Lone Star Zone, and occur in a similar structural setting above a gently dipping thrust fault. The zone is located in the headwaters of Gay Gulch, a rich placer stream named after miner Emile Gay who discovered gold at the gulch in 1897.

The trench was sampled by 5-m-long continuous chip samples along a 480-m-long trench, with samples analyzed for 36 elements by the ICP method. The last 95m of the trench was found to be significantly mineralized with gold, and samples above 100 ppb were re-analyzed by metallic sieve fire assay.

During the 2007 exploration season, an IP geophysical survey (cut-line totaling 20 line kilometers) and detailed soil geochemistry (299 samples over a 1 km2/0.62 mi2 area) were conducted on a cut-line grid over the JF zone and also in an area immediately south of the JF Zone that had not previously been geochemically sampled.

The 2006 discovery trench was extended, and visible gold was noted in a quartz vein sample in the trench. Drill targets have been identified and the JF Zone is scheduled to be drilled in 2008.

Pioneer Zone

2007 percussion drilling results on the Pioneer gold zone at the Lone Star project include intersection of 1.54g/t gold over 15.2m.

A five-hole percussion drilling  totaling 455.7m/1495ft was conducted in August and September, 2007 at the Pioneer Zone, which lies about 500m/1640ft southeast of the Lone Star Zone and is thought to be an extension of that mineralized zone. This is the first drilling by Klondike Star that has targeted the Pioneer Zone, site of the former Pioneer workings. The Pioneer Zone was the focus of underground exploration for gold in the same era as the Lone Star Mine (ca. 1911). The zone has previously been explored by shafts and an adit driven circa 1911, and by trenching, bulk sampling and sparse drilling by previous operators. Mineralization has been identified within a northerly trending area roughly 600m by 200m/2000ft by 650ft; however, this area is open in all directions. The intersection of the Pioneer trend and the northwesterly Lone Star trend is thought to be a particularly favorable target.

The Pioneer Zone is geologically similar to the Lone Star Zone, but is cut by a northerly trending late-stage quartz-feldspar porphyry dyke. Determining the distribution of gold and geological controls on mineralization are challenging in this area due to complex geology and poor outcrop exposure. An IP geophysical survey was conducted in 2006, and the 2007 drilling partially followed up on anomalies generated by this work.

Holes were drilled in a 550m/1800ft-wide northerly fence along the zone near the center of its trend. The two northernmost holes, 4 and 5, tested a subtle chargeability anomaly target identified by the geophysical contractor within a corridor along the trend of the Lone Star Zone. This area is now considered to be a high priority target, as both holes intersected highly anomalous gold values over their entire widths, with narrower intervals of higher grade.

Highlights of the drilling in this area include 0.32g/t gold over 76.2m/250ft, including 1.54g/t over 15.24m/50ft (with a maximum value of 7.4g/t over 1.5m/5ft) in hole 07PZ-5. Of note, the bottom interval in this hole returned 1.48g/t gold over 1.52m/5ft, indicating high untested potential at depth.

The highest potential IP chargeability anomalies in the Pioneer – Lone Star East area have not yet been drilled, however, progress has been made in developing access trails into these areas. The collapsed portal to the 1911 Pioneer adit has been excavated to solid rock, and rehabilitation of this adit is being considered. The mine workings were driven to explore a narrow quartz vein bearing visible gold which is exposed near the portal.

A 15 line-km grid was cut, with soils and IP surveys completed, along with 200m of new trenching.

A first bulk sample test from a trench near the Pioneer Zone was completed and a small bulk test from the 310 Zone also processed. The 310 Zone is a continuous, narrow vein located about 1500m/4921.3ft southwest of Eldorado Creek on the Lone Star property. This vein has returned chip samples up to 1.12g/t gold over 1.32m/4.3ft.

Nugget Zone

Assay results from a three-hole HQ diamond drilling  conducted in 2006 intersected 98.7g/t gold over 0.90m. The Nugget Zone lies on the south side of Eldorado Ridge, 2 km southwest of the former producing Lone Star mine. The Nugget Zone had not previously been drilled. Holes 1 to 3 were drilled near a zone previously identified by trenching and bulk sampling. Highlights from these holes include 98.7g/t gold over 0.90 m, in hole 06NZ-02. True widths of the mineralized horizons have yet to be determined. All three holes intersected narrow zones of moderate to high grade within broader low-grade intervals.

Gold on the property is present as coarse free gold, with pyrite in disseminations, and locally is associated with narrow discordant quartz veins. The mineralized zones are associated with quartz-carbonate-pyrite alteration, and are hosted by felsic metavolcanic schist.

Prior exploration results include chip sampling of a previously untested trench interval at the Nugget Shear Zone that has assayed 42.50g/t gold over 4.0 m, including 74.03g/t gold over 2.0 m.

A 350-m long trench dug in 1994 by previous operators was historically sampled intermittently, with a 2 m sample collected every 10 m. This prior work identified several zones of interest, including a 30-m interval averaging 404 ppb gold based on the partial sampling procedure. This anomalous interval was continuously chip sampled in 2004 with 2.0 m intervals, which identified the significant interval reported above. The high grade interval is hosted in inconspicuous, sheared quartz-muscovite schist with minor, irregular white quartz veins up to 5 cm wide.

190 m northeast of this interval, in the same trench, is a zone reported by Newmont Mining

Corporation to average 4.42g/t gold over 18m, including 9.94g/t gold over 6m. The 6-m interval was tested by bulk sampling in 1996 by independent consultants James E. Tilsley & Associates Ltd. The Tilsley bulk sample indicated an average grade of 12.5g/t gold over the same 6 m interval, a significant upgrade compared to 9.94g/t. The upgrade is thought to be due to more accurate results from bulk sampling where a significant gold nugget effect is present.

The Nugget Shear Zone lies on the south side of Eldorado Ridge, 2km southwest of the former producing Lone Star mine. A 100-m long trench, TR96-27 was dug in 1996, 50m to the west of the area in trench TR94-02 that was bulk sampled in 1996 (12.5g/t gold over 6.0m), but not sampled at that time. Sampling in 2004 of this trench identified narrow white quartz veins up to 8 cm wide containing high grade gold, within a much wider zone of low grade gold (0.57g/t gold over 14.5m). This mineralization is thought to correlate with the bulk sample zone, and with mineralization previously identified in other parallel trenches also dug in 1996. The mineralized zone has a minimum strike length of 200m, a width of up to 18m, and is open to the east and west.

Exploration work is ongoing in the area of the second zone, which lies 190m to the southwest. Plans for the Nugget Shear Zone include additional trenching, bulk sampling, and drilling.

Extent of Prior Exploration Work

Gold in the Klondike region was first discovered in 1896. This sparked the famous Klondike gold rush in 1898, and since that time placer mining has been active and ongoing in the area around the Lone Star property. Hard-rock exploration in and around the project site was carried on to find the hard-rock source for the placer gold.

The Lone Star prospect was first staked in 1897, and the Boulder Lode was developed subsequent to 1909 by the Lone Star Company, who mined the open cut and connected it to a 225m adit by means of two ore passes. An amalgamation 4-head stamp mill with Wilfley table was built on Victoria Gulch and a gravity tramway connected this to the mine. By 1914, some 7650 tons of rock had been mined and milled (calculated to represent approximately a head grade of 0.202 oz/ton).

In 1946-47, the Yukon Consolidated Gold Corp. examined re-development potential. In 1960, Klondike Lode Gold Mines acquired the property and carried out two years of prospecting for extensions of the mineralization by bulldozing five contour trenches of 20,000 ft. total, and sluicing samples of approximately 3 ft3 volume. Colluvial gold was found in the 7 Pup O’Neil area on the Bonanza side of the ridge alongside the Lone Star, and between Gay Gulch and Oro Grande Gulch. This work lead to the discovery of several possible sources in what is now called the Buckland Zone.

The Pioneer Zone was originally staked in 1899. The property was explored by shaft and hand trenches until a second surge of lode gold interest in the area in 1908-11. A 150 m adit was driven on the Pioneer claim between Nov/03 and Oct/10. In 1912 a shaft 23 m deep with a 3 m crosscut at the bottom was sunk on the Helena claim.

Archer Cathro and Associates Ltd. re-evaluated the Lone Star for Dawson Eldorado Gold Explorations Ltd. between 1979 and 1983. A resistivity survey and geological mapping were performed. Mortensen proposed a model for the Boulder Lode to contain a part of the gold in vertical quartz ‘stringers’ that are discordant to the attitude of the dominant foliation of the host schist, the lode and disseminated mineralization being in the hinge zone of a second-generation fold.

The 1985 work focused on regional exploration and the geology of the Lone Star and Violet properties. It was concluded that the known placer deposits in this area were derived mostly from the known hard-rock mineralization, a conclusion that has been supported by later research on placer gold composition and morphology. Well defined gold anomalies were obtained from around the Lone Star, Eldorado Dome and Buckland areas.

In 1986, Arbor Resources Inc. (“Arbor”, now known as Klondike Gold Corp.), under the leadership of renowned Canadian minefinder Richard Hughes, optioned the Lone Star Project from Dawson Eldorado and proceeded to expand the project to cover most of the area between Eldorado and Bonanza Creeks.  Exploration work included airborne geophysical surveys, geochemical soil sampling, trenching and drilling in 42 diamond drill holes (4,300 metres) and 105 reverse circulation holes (9,650 metres).

At Lone Star twelve diamond drill holes were completed to penetrate beneath the Boulder Lode opencut and to test soil geochemistry or I.P. chargeability/resistivity anomalies. Also 23 rotary drill holes were completed during the ‘86-’87 winter, mostly between Oro Grande and Gay Gulch. Several 5-10 ft. zones of 0.013-0.23 oz/t were intersected. Au-bearing zones that project beneath the Boulder opencut. Seven holes were drilled along Eldorado Creek between Golden Gulch and Little Eldorado Gulch to test shear zones indicated by geophysics and five holes were abandoned due to ‘broken ground.’

In the area between Oro Grande and Gay Gulch, several 5 to 10 foot wide zones grading 0.013 to 0.23 ounces of gold per ton were intersected.  At French Gulch, near the junction with Eldorado, five zones 1.5 to 8.0 feet wide grading between 0.01 to 0.20 ounces of gold per ton were intersected, each in quartz veins.  At the Buckland Zone, diamond drilling returned a 22 foot interval of 0.133 ounces of gold per ton.  A number of significant gold assays were also obtained, particularly in the Gay Gulch-Oro Grande area. Soil geochemistry detected an extensive gold anomaly between Oro Grande and Gay Gulch. VLF-EM geophysical surveys returned anomalies of interest.

In 1987, prospecting of the outlying areas continued with geological mapping of Eldorado Creek and the Lone Star ridge. Work on the Buckland Zone by diamond drilling obtained a 6.7m interval of 0.133 oz/t. 37 rotary holes were drilled in the upper part of 27 Pup and towards Gay-Gulch, in the O’Neil-Lone Star-Victoria area. Numerous significant gold assays were obtained, particularly in the Gay Gulch-Oro Grande area. Soil geochemistry detected an extensive Au anomaly between Oro Grande and Gay Gulch. VLFEM geophysical surveys returned anomalies of interest.

The 1988 program extended the Lone Star grid to the SE. Ground geophysics (I.P. and magnetic) over the larger claim block and Lone Star grids was employed. Trenching on the east side of Eldorado, from 27 Pup to the spur south of Gay Gulch produced some significant assays. In the

Lone Star area new trenches yielded gold assays. Chip and bulk sampling were performed at the Lone Star zone (Boulder Lode) and two mineralized zones were recognized: to the SW of the opencut, “zone LS3-a” is 11m wide and interpreted to strike northwesterly and dip 50°NE and at the mouth of the opencut “zone LS3-b” is the historical lode and is separated from LS3-a by 19m of barren schist.

Arbor Resources, 1990 work carried out further I.P. surveys in seven localities (Lone Star, 7 Pup, McKay-O’Neil, Eldorado between Skookum and Gay Gulches, Eldorado north of Irish Gulch and French Gulch). The geophysical report on the Lone Star grid detected a response and correlation was noted between chargeability highs, resistivity lows and the mineralized zones. 40 trenches were excavated and 45 reverse circulation rotary holes drilled, numbers 8-24 in the Lone Star area, each of which obtained some economic-grade intervals.

Kennecott Canada Inc. entered into an option agreement with Arbor in 1992.  During the 1992 and 1993 field seasons, Kennecott completed 4,052 meters of reverse circulation drilling in and around the area of the Boulder Lode workings to test areas of extensive gold in soil anomaly and geophysical targets identified by reprocessing of the 1986 geophysical data.  In 1994, a reconnaissance auger soil sampling program and related trenching work were conducted.  Two diamond drill holes totaling 397.6 metres were completed at the Buckland Zone where previous work had identified gold mineralization. On the basis of disappointing results from the 1994 field program, Kennecott terminated its agreement to explore the Lone Star Project in January 1995.

Klondike Gold (previously Arbor Resources) continued exploration on the Lone Star property in 1996 by excavating 38 new trenches and re-excavating eight previous trenches.  A study of the mineralogy and amenability to milling of bulk samples was undertaken by Newmont Exploration Ltd. as an evaluation of the project. Significant amounts of gold >100 mesh were found in their laboratory tests as well as their assays indicating considerably higher numbers than some of the original rotary drill cutting results.  In 2003, the Company entered into a Joint Venture agreement with Klondike Gold.

Work was continued on the property after Arbor Resources became Klondike Gold Corp. A study of the mineralogy and amenability to milling of bulk samples was performed by Newmont Exploration Ltd. as an evaluation of the property. Significant amounts of gold >100 mesh were found in their laboratory tests as well as their assays indicating considerably higher numbers than some of the original rotary drill cutting results.

The 2004 exploration program was carried out by a joint venture between Klondike Gold Corporation and Klondike Star Mineral Corporation. This program concentrated on the main property: the Lone Star, Oro Grande and 27 Pup areas. A gravity circuit mill was constructed on Eldorado Creek to process bulk samples and the first few samples (e.g., NUG from the Nugget zone) were run to test the equipment. Fieldwork consisted of surveying, detailed geological mapping and trail construction with trenching on the NW extension of the Lone Star mineralized zone, at Oro Grande and 27 Pup. New rock exposures were chip sampled and assayed. This work has been continued during 2005, together with the commencement of a major drilling program which has continued through the 2006 and 2007 seasons.

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Diamond drilling	5 holes totaling 846 meters/2,774 feet	23 holes totaling 2,892 meters/9,488 feet	32 holes totaling 4830 meters/15,846 feet	0
Direct circulation rotary drilling	6 holes totaling 523 meters/1715 feet	Nil	Nil	Nil
Bulk sampling, surface trenching and sampling	8 bulk samples totaling 40.6 tonnes/40,596kg, 65 chips (rocks), 1045 soil samples, 15 line-km grid cut with soils and IP survey completed. 200 meters new trenching.	16 bulk samples totaling 78 tonnes; trenching; 640 chip samples, 393 soil samples; 3 IP geophysical grids totaling 35 km or 21.7 mi of line; 470 rock samples, and 134 soil samples	14 trenches totaling 2858 m3/3,738 yd3, 421 soil samples, 551 trench samples, 23 rock samples and 57 bulk chip samples	17 trenches totaling 1,300 m3/1,700 yd3, 1,024 rock samples, 1,165 soil samples
Assay and other analysis	878 core samples and 327 rotary samples	2866 core samples shipped for assay; 1,883 core samples shipped for assay	5095 core samples from drilling and core fire assays (1st round) at 1250 samples, trench ICP totaled 551 samples and 92 trench fire assays	1165 soil samples by ICP; also refer to the 2004 assessment report

Equipment, Infrastructure and Other Facilities

With respect to equipment, infrastructure, and other facilities, the custom engineered Eldorado bulk sample test mill was first constructed in 2005, with improvements made in 2006 and 2007, and is in excellent operating condition.

The Eldorado exploration camp was installed in two stages (spring 2005 and spring 2006) and is in good condition. It consists of 12 installed trailer units including a kitchen and washroom units, and accessory hallways, stairs, porches and sheds. In addition, recently constructed facilities include a recreation/fitness building and a core shack that are in excellent condition.

Access roads to/from the Eldorado camp, core shack, test mill and drilling/trenching exploration zones are well maintained. Various all-terrain vehicles, generators, 4x4 trucks and heavy equipment are in good working order.

Amounts Spent

As the information is not readily available, it is not possible to estimate how much was spent on the Lone Star property over the decades by previous operators, although the review of exploration history indicates that it would be significant.

Klondike Star has invested about $10 million directly exploring Lone Star since 2004.

This expenditure does not include additional, related investments/expenditures on the acquisition of mineral properties, the acquisition or installation/construction of the Eldorado exploration camp, telecommunications equipment, the Lone Star core shack, the design/construction of the Eldorado bulk sampling test mill, as well as the vehicle fleet, generators, and heavy equipment, the operation of the Eldorado test mill, the full cost of food and camp services including field administration and expediting, and applicable corporate finance, contracting, permitting, human resource management and administration, environmental monitoring, as well as the Lone Star scoping study.

Scoping Study

In 2006, Klondike Star initiated a full-scale Scoping Study of the Lone Star Project as a management planning tool to guide and accelerate future feasibility, environmental permitting and mine development decision-making.  It is assessing the economic viability of the Lone Star mineral deposit, providing a baseline assessment of environmental and socio-economic considerations, along with a base case mine design, key factors such as energy and water supply, and capital and operating cost estimates.  The overall objective is to achieve a socially responsible, sustainable mine development in the Klondike guided by Klondike Star’s Environment and Sustainable Development Policy.  This study is continuing concurrently with efforts to delineate potentially economically viable gold deposits.

The Company is using an integrated technical planning process that allows feasibility planning, permitting and detailed mine design and development considerations to be addressed simultaneously. The Scoping Study is being prepared by a team of experienced Company staff and independent technical consultants.  A comprehensive progress report on the scoping study was prepared in March 2008 and the final document is expected to be issued before the end of the Company’s second quarter (August).

The proposed project is an open pit hard rock, low to medium grade, large scale gold mining and processing operation. It is anticipated that the open pit mine would process approximately 27,000 tonnes per day of gold ore (in addition to waste rock) over an expected mine life of 10 years. This ore would come from one or more of several mineralized zones on the property. The gold ore would be processed in a mill to yield bullion. The process will involve crushing, grinding, gravity concentration, flotation, cyanidation and refining. Mill tailings will be disposed of in engineered containment areas.

A detailed technical study on the design, construction and operation of the mine in 2006 dollars concluded a capital cost of US$252 million (two year construction period) and an operating cost of US$241 per ounce of gold using a market price of US$600 per ounce.  The model requires a plant operating at 330 days per year, 24 hours per day, processing 1,155 tonnes per hour.  The projected head grade is roughly 1.0 grams of gold per tonne, with a recovery rate of 92 percent.  The estimated resource required to support such an operation is 46.0 million tones of ore (1,470,500 ounces of resource). A 24-hour per day operation for 330 days per year would yield a projected amount of 271,000 ounces of gold per year.  Revised estimates in 2007 utilized a US$700 per ounce price of gold.

As part of the scoping study and ongoing feasibility planning, Klondike Star has completed environmental, technical design/analysis, energy supply and other planning studies supporting mine development under stated assumptions. This initiative could remove years from the environmental and socio-economic assessment, mine authorization and permitting processes.

Power and Water for Mine Development

There are options for sources of power and water that can be utilized at the property in the event of large-scale mine development. Hydro-electric power could be accessed from existing transmission lines and major utility substation on the nearby Klondike Highway, the potential for wind power on the site is currently being assessed by the company, and on-site diesel generators could be employed. Yukon Energy, a Yukon government owned power utility (but regulated by a quasi-judicial public utilities board), owns a 66 kV transmission line that runs from the Mayo hydro plant to Dawson City. At present there is both surplus capacity and energy on this hydro system.  Yukon Energy is planning a 138 kV transmission line connection between Carmacks and Stewart Crossing to be completed in two phases. The first phase from Carmacks to Pelly Crossing is currently under construction, and the second phase from Pelly Crossing to Stewart Crossing will await further justification. This interconnection could result in the transfer of up to 15 MW between Stewart Crossing and Dawson City (the full capacity of the existing 66 kV line). Water is available from the Klondike or Yukon rivers.

Exploration Plans

Since 2004, the Company has sponsored two separate but complementary exploration and geological research programs. One led by Klondike Star’s exploration geology group and the other by the U.B.C. Mineral Deposit Research Unit, under the leadership a senior geologist with more than 20 years experience in the Klondike. Following the 2007 exploration, the cumulative results of both initiatives has been consolidated. Few exploration companies have had the benefit of such a qualified and synergistic collaboration of industry and scientific resources.

The target areas for exploration are on the Lone Star Zone, Pioneer Zone, Buckland Zone, Boulder Lode, 310 Zone and in the Upper Eldorado area.

The planned exploration activities include diamond drilling, re-mapping, geophysics, physical work including access, trenching etc., bulk sampling, and reclamation of trenches.

The proposed 2008 Lone Star exploration program budget totals $2,780,000 (CDN$).

(a) Drilling

The current primary objective at the Lone Star Project is to expand the inferred gold mineralization of the Lone Star Zone. Company geologists believe that the drilling program is highly probable to intersect significant, additional gold mineralization. Based on the Lone Star scoping study, the grade and tonnage potential at the Lone Star Zone alone could achieve about 75-80% of the mineralization required for feasible mine development. A secondary objective is to strategically advance geological understanding and gold prospects on other priority exploration targets on the property.

Based on the regional structural geological framework developed with the U.B.C. Mineral Deposit Research Unit, and the cumulative results and interpretation of Klondike Star’s exploration efforts, new prospects have been identified. Combining a new geological model with plans and cross sections displaying gold mineralization has led to the identification of numerous locations within the existing Lone Star target area that are very likely to host additional mineralization. It is also apparent from the geological cross sections that a significant deep gold target is present at the Lone Star zone that has never been drilled. The maximum depth tested to date is 175 meters/574 feet, and the favorable horizon is now interpreted to extend to approximately 400 meters/1,312 feet in the Lone Star area.

A program of infill, step-out and deep drilling has been planned based on this new interpretation of the geological setting. 11,000 meters/36,089 feet of drilling is proposed that is expected to substantially increase the identified gold resource at the Lone Star zone. This drilling would consist of about 2,000 meters/6,562 feet of shallow drilling (maximum 100 meters/328 feet) along the southern edge of the deposit in areas that haven’t been tested, 4,000 meters/13,123 feet to extend the zone to the Pioneer zone to the southwest, 1,000 meters/3,280 feet to extend the zone to the northwest and 4,000 meters/13,123 feet of deep drilling (holes of 200 to 400 metesr/656 to 1,312 feet) within the Lone Star resource area.

Additional drilling is planned on the Pioneer Zone and the Buckland Zone.

(b)

Re-mapping

All of the Pioneer Zone trenching is to be remapped in detail and compiled into a more accurate surface geology map. This includes trenches along the ridge between Lone Star and Pioneer zones which will aid in correlating the two zones. This will support testing of interpretations of the structures and geophysical data controlling gold mineralization and distribution.

(c)

Geophysics

A magnetic survey along the existing IP grid may be useful in delineating the aforementioned magnetite QCMS at the Pioneer zone, which might provide an additional useful marker horizon.

(d)

Physical work including access road extensions, trenching, and soil sampling

This work would be undertaken variously on the Pioneer Zone, Boulder Lode, 310 Zone, and Upper Eldorado. In order to finally determine which rock of economic grade was mined from the Boulder lode, the old open-cut should be cleaned out to allow detailed mapping and sampling. Once assays are obtained any high grade zone could be bulk sampled ready for processing.

(e) Bulk sampling

It is currently planned that the Eldorado Test Mill be kept dormant during the 2008 season. That would allow time to develop additional geologically sound targets for sampling during the following season. In addition, bulk samples would be stockpiled at the mill site for subsequent processing.

(f)

Reclamation of trenches

There are many trenches on the property that are no longer needed for mapping or sampling.

As part of ongoing environmental management and cost-effective reclamation during the course of exploration, these would be backfilled and the surface ‘landscaped’.

The detailed budget for the proposed 2008 exploration program includes:

Magnetometer geophysical survey, 4 existing grids

25,000

7,000m Lone Star zone resource expansion drilling

1,400,000

4,000m Lone Star zone deep drilling

800,000

Detailed mapping, sampling and trenching of other zones

175,000

Trenching, reclamation, access et al

20,000

Camp operations, vehicle operations/maintenance and

logistical support

360,000

Total

$2,780,000

Sampling Methods and Procedures

The Company’s sampling methods, analysis and security include:

- Trench Rock Sampling

- Diamond Drill Core Sampling

- Percussion Drill Sampling

- Bulk sampling

- Test Plant Processing Procedure

- Soil Sampling

- Sample Security and Chain of Custody

- Rock Analysis

- Diamond Drill Core and Percussion Drill Cuttings Analysis

- Soil Geochemical Analysis

Trench Rock Sampling

Samples taken from trenches consisted of chips cut along the walls of the trench.  Any loose material (soil) is removed from the face ahead of sampling by scraping or sweeping.  Chips are taken as continuously as possible across any interval to obtain a sample of from 1 to 2.5kg weight (one 30x50cm plastic bag). A numbered sample tag is placed in each bag, and the number written on the outside of the bag. An aluminum tag with the sample number is nailed into the bedrock at the beginning of each sample interval.  Sampling intervals vary from 1 to 5 meters, with shorter samples collected from areas of known mineralization.  5m samples are only collected as a reconnaissance approach, or from trenches with poor bedrock exposure.

Where quartz veins are encountered additional grab or selective samples may be taken from the vein itself in addition to a representative sample over the standard interval.  Sample intervals and results are presented in appendices to property assessment reports.

Diamond Drill Core Sampling

Core received at the core shack is first geo-technically logged, then photographed, then geologically logged.  The core is marked for sampling by the geologist in standard one meter lengths, or based on geological intervals. Half of the HQ or NQ diamond drill core is collected predominantly by sawing the core in half lengthwise.  A mechanical splitter is occasionally used, mainly for very hard core. Soft fault gouge is sampled with a spoon or putty knife.  Samples intervals are 1m or less, with rare exceptions, and the entire sample sealed in plastic sample bags ready for shipment without further preparation. A numbered sample tag is placed in each bag, and the number written on the outside of the bag. The remaining half core is returned to the core box and stored on racks near the core shack as a record for further study or evaluation.

Percussion Drill Sampling

Cuttings from rotary percussion drill holes are collected by geological staff in 20 liter buckets directly from the cyclone on the drill without splitting.  For instance, where initial hole size is 8” during casing and 6” below casing, a considerable amount of material is obtained (2-4 buckets) from each sample interval of 5ft.  These cuttings are transported to the Eldorado core shack where they are split up to three times in a 2” Jones riffle splitter that had been equipped with a quick-dump hopper to allow even distribution of cuttings into the riffles. Wet samples are rinsed through the splitters with a garden hose, and the samples decanted from the buckets. Where required, a further final split is made using a 2cm riffle splitter.  Assay samples and assay tags are packed into plastic bags marked with the tag number.

Bulk sampling

A gravity test mill was constructed in 2004 near the company camp on Eldorado Creek, near 27 Pup. The plant was upgraded in 2005 and 2006. The basic mill equipment and process remained the same in 2006 as 2005, with minor upgrades and modifications to improve the crushing capacity and flow of material through the system. The mill operates under the supervision of a professional engineer.

Much of the gold present in bedrock on the property (and elsewhere in the Klondike) tends to be coarse and free-milling, making chip sample assays unreliable. The plant was built in order to test batches (mini bulk samples) of mineralized rock between one and ten tonnes. A Deister shake table is used for gravity concentration of the coarse gold as well as a heavy mineral fraction that is enriched in gold.

The plant consists of three stages of crushing, followed by ball mills which reduce the material to minus 20 mesh. This is fed to a Deister table for gravity separation. The table concentrate is cleaned up on a smaller, laboratory size Deister table, with gold and heavy mineral concentrates collected. Tailings are also collected for analysis, to evaluate gold recovery.

Following is a description of the procedures followed for the collection of these samples.

A site for bulk sampling is identified by one of the geologists. This may be an old trench that may have had values in the past, or a zone of interest where mineralization has been found. These zones may have been tested by grab samples or even chip sampling in the past. The purpose of the bulk sample is to get a realistic idea of mineralization, and to be able to compare that to ordinary field grab or chip samples. Over time a statistically significant database will be accumulated for detailed evaluation. For that reason, every time a bulk sample is taken, a corresponding set of chip samples is taken. In some localities up to four bulk samples are taken in one area, therefore four corresponding sets of chip samples are taken to reflect upon the relationship between bulk and conventional sampling.

When a sampling site is selected, the geologist and equipment operator foreman discuss the best access into the area in order to minimize environmental disturbance. Once access is established, the top one or two meters of the bulk sample area is stripped by an excavator (Hitachi 200 and 300 excavators). The bulk sample is then taken from this freshly exposed rock. Because of timing with other operations on site, the chip samples may be taken either before or after the bulk sample is collected. The bulk sample is taken with the excavator, and is therefore one bucket width wide (140-160cm, depending on the excavator). The operator foreman operates the excavator for each sample as this ensures consistency of sampling. The operator pulls his bucket evenly at a uniform depth (approximately 30 cm) along the chosen sample site. The geological chip samples are taken at the same location at one meter lengths along the total interval, parallel to the excavator diggings.

The bulk sample area is mapped by a geologist and the samples taken are recorded on the maps. The chip sample numbers are recorded on the maps and an aluminium tag with the sample number is attached to the sample site with an eight inch spike. The bulk sample number is marked on the map and in situ with an aluminium tag on a survey picket. The sample sites are surveyed with a differential GPS. These field references make it possible for the geologist to go back and identify both the chip and bulk sample sites in the field with total accuracy. The chip samples assays are compared to the bulk sample assays in order to see the presence and/or magnitude of a “nugget” effect. By comparing these assays over a large number of samples, the information gleaned from this may help determine the reliability of various sampling and assay techniques, and will contribute valuable information which may be used to estimate true grades.

Test Plant Processing Procedure

The dump truck containing the bulk sample is backed up to the feed chute at the top of the mill, and very slowly tipped up. Very large rocks are broken up in the dump box with a sledge hammer before dumping. The material is slowly fed onto the feed apron, which leads onto a vibrating screen deck. Fine material flows directly into the ore bin, while coarser material passes through two stages of jaw crusher and one stage of rolls crusher. The crushed ore is approximately minus quarter inch, and is stored in an ore bin with about 5 tonnes capacity.

The crushed ore is shoveled by hand into plastic buckets on a scale, with 35 pounds the standard bucket weight. Buckets are counted in order to calculate the total sample weight for each mini bulk sample. The buckets are dumped into one of two ball mills, which measure 30 inches diameter by 60 inches long. The ball mills are unlined, which facilitates complete cleaning of the mills between samples. Fourteen buckets is the standard ball mill charge. The ball mills are charged with crushed ore and water, then sealed and spun for about one and one half hours. The mill is not a flow-through process, but works with measured batches of material. The mill is rotated a length of time adequate to grind the material to minus 20 mesh. The ground rock is discharged from the mill onto a 20 mesh screen, and then discharged onto a 4 foot by 8 foot Deister table via a screw feeder. Some coarse gold is recovered from the screen. After the final batch for each mini bulk sample the balls are removed from the mills, and everything is thoroughly cleaned to ensure total recovery of gold, as much of the coarse gold remains in the mill until this final stage of cleaning.

Water is added to the ground rock to achieve a consistent slurry, which is fed onto the

Deister shake table by a variable speed auger to ensure optimum flow. Gold and other heavy minerals are recovered from the long end of the table, while lighter material is washed off the short side. The heavies are captured in a series of stainless steel bins, while the tailings run through a trough that discharges into an old dump truck box set into the ground outside the mill. The process water overflows into a series of settling tanks, and then is recycled into the system.

When the dump box is full of tailings it is drained of water and the tailings are removed by Bobcat. These are hauled by dump truck to an exploration trench distal from the creeks at 27 Pup. A small amount of water is discharged from the circuit when necessary due to high levels of suspended solids.

The heavy concentrates from the Deister table, which usually total between 5 and 10 kg, are reprocessed on a laboratory scale Deister table set up in a steel container. This separates a coarse gold concentrate, and reduces the heavy mineral concentrate to about one kg.

Samples are collected for the mill tailings, laboratory table tailings, and heavy mineral concentrates in addition to the coarse gold. The samples are analyzed by metallic sieve fire assay to identify coarse gold. Many of the samples are analyzed in duplicate to minimize and help evaluate the nugget effect. The weights of each product (except mill tailings) are measured so that the total gold content of the bulk sample can be calculated. Mill tailings weight is calculated by subtracting the weight of the other products. All weights are adjusted for moisture content, and reported as dry weight.

A number of standard operating procedures were developed and applied during the 2006 season. The process and the procedures are detailed in “Eldorado Creek Bulk Sample Mill, Standard Operating Procedures: Revision 1 – January 25, 2007, D.A. Nelson, P. Eng.”. These include for example:

• A photographic record of each sample site is taken at the time of collection.

• A daily operating log records all process activities for each day. The weight of each batch charged to the ball mills is recorded and as well as times for crushing, milling and gravity table operation.

• From the daily operating data, operating parameters for each sample are summarized.

• A finishing data log is kept for each sample. This includes identification of the tag numbers of concentrate and tailings samples that are sent out for laboratory assays. This form also records the precise weighing of the visible gold collected from the gravity separation tables.

A protocol was developed for each sample to ensure proper operating procedures are followed and to eliminate the possibility of contamination between bulk samples. The operator responsible for each step of the process initials that the steps had been carried out in accordance with standard operating procedures.

Soil Sampling

All soil samples taken at quartz exploration properties are conventional -80 mesh soils.  Samples are collected from a hole dug with a spade or soil auger, and several hundred grams of soil are placed in brown paper sample bags.  Soil is sampled from the B or B/C horizon with depth between 10 and 95cm.  Samples are taken with care to ensure minimal inclusion of organics and loess. A numbered sample tag is placed in each bag, and the number written on the outside of the bag.  A sample description is recorded at each station, including UTM location, depth, colour, texture etc, and the location is marked with flagging tape.

Samples are hung until dry at camp, and then shipped via Kluane Freight to the Eco Tech preparatory facility in Whitehorse.  Samples are analyzed using 28 element or 36 element ICP-MS method.

Sample Security and Chain of Custody

Samples are stored at the core shack at the Eldorado Creek camp, under the supervision of the geological staff.  Samples are packed into poly- weave sacks and sealed with nylon zip ties.  Drill hole samples are kept in separate batches for each hole. The samples are delivered by the geological staff to Kluane Freight lines in Dawson City, Yukon.  Kluane delivers the samples to Eco Tech Laboratory Ltd.’s preparation lab in Whitehorse, Yukon, Canada.

Rock Analysis

Rock samples are sorted and dried (if necessary). Rock samples are two stage crushed to minus 10 mesh, then split to achieve a 250 gram (approximate) sub sample.  The sub sample is pulverized in a ring & puck pulverizer to 95% - 140 mesh.  The sample is rolled to homogenize. Concentrates will be processed in our Conc sample prep area.

A 10 to 30g sample run in triplicates is fire assayed using appropriate fluxes.  Conc will be fused in a dedicated furnace to ensure no cross contamination. The resultant dore bead is parted and then digested with aqua regia and then analyzed on an AA instrument. Appropriate standards (Quality Control Components) accompany the samples on the data sheet.

Diamond Drill Core and Percussion Drill Cuttings Analysis

Samples are catalogued and dried.  Rock samples are two stage crushed to minus 10 mesh, then split to achieve a 250 gram (approximate) sub sample.  The sample is pulverized to 95% -140 mesh.  The sample is weighed, then rolled and homogenized and screened at 140 mesh.

The –140 mesh fraction is homogenized and 2 samples are fire assayed for Au.  The +140 mesh material is assayed entirely. The resultant fire assay bead is digested with acid and after parting is analyzed on a Perkin Elmer atomic absorption machine using air-acetylene flame to .03 grams/t detection limit.

The entire set of samples is redone if the quality control standard is outside 2 standard deviations or if the blank is greater than .015 g/t.

The values are calculated back to the original sample weight providing a net gold value as well as 2 -140 values and a single +140 mesh value.

Results are collated by computer and are printed along with accompanying quality control data (repeats and standards).  Results are printed on a laser printer and are faxed and or mailed to the company.

Soil Geochemical Analysis

Samples are catalogued and dried.  Soil samples are screened to obtain a -80 mesh sample.  Samples unable to produce adequate -80 mesh material are screened at a coarser fraction. These samples are flagged with the relevant mesh.

A 0.5 gram sample is digested with 3ml of a 3:1:2 (HCl:HN03:H20) which contains beryllium which acts as an internal standard for 90 minutes in a water bath at 95°C. The sample is then diluted to 10ml with water. The sample is analyzed on a Jarrell Ash ICP unit. A 30g sample is digested with aqua regia and analyzed by ICP-MS for gold.

Results are collated by computer and are printed along with accompanying quality control data (repeats and standards). Results are printed on a laser printer and are faxed and/or mailed to the client.

INDIAN RIVER GOLD PROJECT – Pre-Development Exploration Stage

Klondike, Yukon, Canada

Under the terms of SEC Industry Guide 7, the Indian River Project is considered by the Company to be a material project.

Project Overview

The Indian River Project is a pre-development exploration stage placer gold property. It is located 40km/24.9mi from Dawson City in the heart of the Klondike gold-producing region of the Yukon, Canada. Access to the project site is by means of two and four-wheel drive trucks and passenger vehicles on existing roads suitable for all-weather travel during the primary April to November mining season and for winter stripping operations and exploration drilling.

The Indian River Project consists of 223 mineral claims plus 3 leases totaling 21.1km2/8.2 mi2. The Indian River is emerging as one of the active areas of new investment and productive placer mining in the Klondike region. The Indian River drainage has been the top placer gold producing area in the Yukon during recent decades.

Klondike Star holds 100% right, title and undivided interest in 194 placer mining claims and 3 leases; and a 49% interest in an additional 29 placer claims that are subject to payments of CDN $7,875 in each of 2008, 2009 and 2010 (and with the option of purchasing the remaining 51% for CDN $5,500 per claim on a pro-rated basis). To retain ongoing rights to the property under Yukon law, the company is required to pay cash or apply exploration expenditures that can be credited for an unlimited at CDN $200 per claim per year.

Currently, the property is without declared reserves, and the proposed program is exploratory in nature.

To support expanded exploration activity and in anticipation of potential mine development, Klondike Star completed upgrading and extension of the access road and installed a 12-person camp. With respect to sources of power and water to support mining operations, one-site diesel generation is the cost-effective alternative and ample water is available from nearby Montana Creek or the Indian River.

Auger Drilling Programs

During the 2005-2006 winter drilling, the Company completed 184 auger drill-holes (double the 2004-2005 drilling) for a cumulative total of 274 holes or 2,426m. The winter drilling recovered gold from 90% of the holes, with gold recovered from 100% of the holes drilled in the main target area along the Indian River. In 2005, drilling resulted in gold recovery from 87% of the holes drilled.

A major auger drilling initiative was launched late November, 2006 and carried on almost continuously until concluded for the season in September, 2007; 343 holes were completed. Over 600 holes totaling 4,566m/14,797ft have now been drilled on the property and gold recovery determined. Gold was recovered from nearly 100% of the holes in the main target area.

Results from the drilling program have allowed the acceleration of technical efforts to delineate, model and assess the mineralized zone. Drill lines were completed at 1000 foot intervals with holes 100 feet apart along the drill lines spanning the complete width of the initial target zone. In July, the drilling program shifted to infill drilling of lines at 500 foot intervals to facilitate detailed mine planning and  increase confidence in the calculation of volumes of gravel targeted for processing, the volume of overburden to be removed, and the gold content and distribution.

The target zone forms a wedge that is 300m/984ft at the beginning and broadens to a width of over 1,500m/4,921ft. To date, the mineralized zone extends over a distance of more than

3km/1.9mi and remains open to expansion to the east and south. Gold appears to be consistently distributed within this broad area with gold values present across the entire width of the property. The fineness of the gold assayed at over 82%.

Bulk Sample Test Mining

To further calibrate drilling results, increase levels of confidence in the estimation of mineralization, test mining methods and water management design requirements, bulk sampling operations started in 2006 using selected heavy equipment and an industry-standard 5-foot diameter trommel. Test mining is being supervised by an established Canadian firm specializing in mine engineering and processing technology. A conventional sluicing system was used to assess throughput and gold recovery, and the findings are being used in mine planning.

Bulk sampling (test mining) has been completed at two sites on the Indian River Placer property to gain an improved understanding of the Indian River Project gold resource and to ‘ground truth’ some auger drilling results. The grade indicated by auger drilling is only an indication of true grade, and in the Company’s opinion, it must be checked and calibrated by test mining.

Test mining at the first site, B-1, took place in 2006 and at the second site, B-2, during the summer of 2007.  A third site, B-3, was stripped of overburden in preparation for sluicing, but this could not be accomplished by the end of the season.

The test site completed in 2006 processing 7,249 cubic yards of material resulting in the recovery of 45.08 ounces of raw gold. Gold recovery was 1,402 g or 0.00165 Troy ounces per square foot (0.5522 g per square meter) well above the 118.1 g recovery forecast from auger drilling calculations.  The two auger drill holes that correspond to this test pit indicated gold grades of 0.062 and 0.031 g per square meter, but in fact the gold recovered was close to the average grade of the entire area assessed by auger drilling (0.5736 g per square meter).  This indicates that auger drilling is subject to variability, and overall results of a drilling program must be considered indicative of a resource rather than as an exact measure of it. The Company believes the test mining results at this one site correlate the general findings of the previous drill-holes on the site.

During the 2007 summer exploration season, a second representative site was completed with an area of 1,624 square yards of which 6200 cubic yards were processed in 9 separate “lots” to recover 32.8 troy ounces of raw gold (0.75 g per square meter).

The mining test section was divided horizontally and vertically to correspond with the three auger drill holes in the test area, and layers of pay and non-pay gravel.

The results and experience gained from the bulk sampling operations has contributed to mineral reserve analysis and the design of the proposed mining process. Key criteria for low-cost mining operations include minimizing energy requirements, new methods for handling the mineralized and non-mineralized materials, and effective water and environmental management practices.

Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005

Total claims	223 and 3 leases	214 claims and 17 leases	185 claims and 17 leases
Total area	About 21.1 km2 (8.2 mi2)	37.0 km2 (14.3 mi2)	35 km2 (13.5 mi2)
Drilling - no. of auger drill holes and total meters	187 holes totaling 1,173 meters/3,847 feet	141 holes totaling 967 meters/3,173 feet (winter season December – April)	184 holes totaling 2,426 meters/7,959 feet (winter season December - April)	90 holes totaling 811 meters/2,661 feet (winter season December - April)
Bulk sampling	Two sites prepared; one with area of 1,624 square yards of which 6200 cubic yards were processed	1 site of 7,249 cubic yards processed	Nil	Nil
Ownership	100% ownership of 194 claims and 3 leases and 49% ownership of 29 claims	100% ownership of 185 claims and 17 leases and 49% ownership of 29 claims	100%

Environmental Assessment, Mine Development and Operating Approvals and Permits

Following regulatory and public assessment under the Yukon Environmental and Socio-Economic Act, in August 2007, the Yukon government Department of Energy, Mines and Resources formally authorized the development and operation of an Indian River placer mine by Klondike Star. This approval provided direction to regulatory agencies for the detailed water and mining land use permits subsequently issued in the first quarter, 2008. In October 2007, a senior professional engineer with experience as a mine manager and extractive metallurgist was appointed mine development manager for the proposed Indian River Project.

A comprehensive business plan based on a 10-year minimum mine-life is nearing completion. The mine planning team includes a senior mining process engineer with a leading Canadian engineering firm, and expertise in construction, economic analysis, financial, energy supply and Yukon-specific placer gold mining. It will comply with the U.S. Securities and Exchange Commission requirements for assessment and reporting of mineral reserves. The plan is to proceed with large-scale test mining in 2008, and, subject to financing, production could commence as early as 2009.

Geological Setting and Deposit Type

Placer (pronounced "plass-er") mining refers to the extraction of precious metals and gemstones deposited on or just under the earth’s surface. The word placer derives from the Spanish word meaning ‘underwater sandbar’ or ‘sand bank’, and is thought to have been coined around 1849 in the Spanish-influenced San Francisco gold fields.

Placer deposits are formed by natural mechanical processes involving water and/or gravity. With a specific gravity of 19.3, gold is 19.3 times heavier than water. Gold is also heavier than the materials with which it is typically found, such as quartz which has a specific gravity of 2.7. Thus, gold has a natural tendency to settle to the bottom of the material which comprises the earth’s surface, coming to rest on top of material through which it cannot pass through settling action, typically bedrock. Placer gold is found at the bottom of the earth’s loose surface.

Placer gold consists of fragments of pure gold from a lode source embedded in host rock. The fragments range in size from large pieces of gold (nugget gold) or very fine grains of gold (flour gold). Because gold is highly resistant to weathering, it is able to endure mechanical processes lasting thousands of years that result in its deposition at the bottom of the earth’s surface.

In the Klondike, gold is typically found in three types of placer deposits.

•

Alluvial placer gold has been washed by water down hillsides and into existing streams. Pay streaks of alluvial placer gold tend to be concentrated on point and mid-channel gravel bars.

•

Bench (buried channel) placer gold deposits are formed in the same way as alluvial placers except that they were deposited in stream channels which may not have been active for thousands of years. Bench placers are found above and away from the active stream channels that exist today. Pay streaks associated with bench placers are typically lens shaped and thin (less than 2 metres thick), tapering in the direction of ancient water flows.

(Reference: Levson, V. and Giles, T., (1995), “Buried-Channel Placers”, in Selected British Columbia Mineral Deposit Profiles, Volume 1 – Metallics and Coal, Lefebure, D., and Ray, G., editors, British Columbia Ministry of Energy, Employment and Investment, Open File 1995-20, page 26.)

•

Colluvial placer deposits are formed by the sifting action of gravity and downhill creep. Colluvial placers are found at the bottom of steeply sloped gradients.

The volume of placer gold recovered in the Yukon is significant. Yukon production of placer gold since 1890 totals 16.6 million ounces (517 tonnes).

(Reference: Yukon Mineral Advisory Board (2006), 2005 Yukon Mineral Advisory Board Report to the Minister and the Yukon Territorial Legislature, p. 10.)

It is estimated that “placer gold deposits account for more than two-thirds of the world’s gold reserves.”

(Reference: Levson, V. and Giles, T., (1995), “Buried-Channel Placers”, in Selected British Columbia Mineral Deposit Profiles, Volume 1 – Metallics and Coal, Lefebure, D., and Ray, G., editors, British Columbia Ministry of Energy, Employment and Investment, Open File 1995-20, page 27.)

Lode sources for placer gold in the Klondike gold fields, including the primary (‘mother’) lode(s), are being explored for and developed by Klondike Star, and researched by the Klondike Research Project of the Mineral Deposit Research Unit, University of British Columbia (MDRU) through an independent, cooperative initiative funded by the Company. The MDRU and the Company are reporting significant progress in the understanding of the geology of the Klondike.

The Indian River Placer project is located on unglaciated terrain characteristic of the Klondike gold fields. Gold-bearing alluvial sediments in the region have undergone repeated fluvial reworking over the past 2 million years.

“This has allowed a continuing cycle of uplift and erosion to concentrate and reconcentrate placers in rich pay streaks in valley bottoms, valley side alluvial fans and bedrock terraces.”

(Reference: LeBarge, W. (1996). Placer Deposits of the Yukon: Overview and Potential for New Discoveries, in: LeBarge, W. (ed) 1996 Yukon Quaternary Geology Volume 1, Exploration and Geological Services Division, Northern Affairs Program, Yukon Region, p. 1-12.)

Three major levels of terraces are known in the Indian River drainage. High-level terraces occur throughout the valley, and these have been described by previous workers as equivalent to the White Channel Gravel which is found on Bonanza and Hunker creeks. The high terraces are capped by a thin layer of glaciofluvial outwash and sand which was likely deposited during the first pre-Reid glaciation approximately 3 million years ago. Much less is known about the intermediate-level terraces occurring mainly upstream of the mouth of Quartz Creek. Low terraces occur on several closely spaced levels, and these are most prominent downstream of the mouth of Ruby Creek.

(Reference: 2007, Canada-Russia Indian River Placer Research Project, Summary)

The surficial geology and stratigraphy of Klondike Star’s Indian River placer claims have been described by the Yukon Geological Survey as follows:

“Surficial deposits of widely varying age occur in the vicinity, including Tertiary White Channel gravel, pre-Reid glaciofluvial and glaciolacustrine sediment, Pleistocene interglacial deposits, loess and modern alluvium. The company [Klondike Star] has been targeting buried White Channel gravel deposits as well as Pleistocene and modern gravel.”

The geological timeline of the White Channel gravels corresponds to the pliocene epoch which began 5.3 million years ago and ended 1.8 million years ago. Tephra (air-fall material from volcanic eruptions) places the age of the White Channel gravels at approximately 3 million years ago.  As the White Channel gravels are overlaid by the Pleistocene and modern gravels found in the Klondike goldfields, both the Pleistocene and modern gravel layers are younger than the White Channel gravels.

(Reference: Grant Lowery (2002), White Channel Gravel alteration revisited. In: Yukon Exploration and Geology 2001, D.S. Emond, L.H. Weston and L.L. Lews (eds.), Exploration and Geological Services Division, Yukon Region, Indian and Northern Affairs Canada, p. 147-162.)

Bench placer gold is the primary target of the Indian River Placer project.

Extent of Prior Exploration Work

The Project area, which consists primarily of bench claims, has never been mined. There has been intermittent auger drilling and exploration prospecting and mapping.

Based on recent exploration, it is believed that the Indian River, which is now in a different location located about 1km to the north, formerly flowed through the Indian River Project claims.

The previous operators immediately before the property was acquired expended approximately $100,000 on prospecting, auger drilling, and access road improvements. In the 1990s, another private company conducted auger drilling on a portion of the property using a contract driller.

Although the properties forming the Indian River Project have never been mined, placer deposits in the Indian River watershed have been mined and re-mined on and off for more than a hundred years, making it one of the more actively mined placer areas in the Yukon. Data from the Yukon Geological Survey indicate that gold royalties were paid on a total of 240,518 crude ounces of gold mined on the Indian River between 1983 and 2006. The chart below illustrates the pattern of royalty-paid gold production on the Indian River over the 1983 to 2006 period.

Prior to the acquisition of the Indian River and Montana Creek claims and leases by Klondike Star, the most recent, significant-scale exploration efforts in the general vicinity to the northwest were undertaken by the Boulder Mining Corporation in 2004 and 2005 in a joint venture arrangement with Western Prospector Group. Exploration efforts spanned a 33.8 kilometer (21.0 mile) stretch of the Indian River covered by 795 placer claims with an estimated land area of 80.9 square kilometers (31.2 square miles).

In 2004, an exploration program was undertaken which consisted of test pitting, a ground penetrating radar survey and a rotosonic drilling program of 61 holes. A bulk sampling program in four areas was also carried out.

Boulder Mining Corporation undertook further activity on its Indian River property in 2005 in the form of overburden stripping and bulk sampling in three areas. A total of 436 crude ounces of gold were recovered by the Boulder Mining Corporation from two pits in 2005.  A description of Boulder Mining Corporation’s activities in the Indian River area is found in Yukon Geological Survey, Yukon Placer Mining Industry, 2003-2006.

There is an existing and ongoing large-scale, privately-held placer mine in production a couple of kilometers downstream from Klondike Star’s property (Gimlex Gold Mines).

Two other longstanding and privately held Yukon placer mining companies, with operations in other locations, hold property adjacent to a significant portion of Klondike Star’s holdings.

Since property acquisition, Klondike Star has expended approximately $1,250,000 on:

-

auger drilling and sampling s in winter 2005, winter 2006 and 2007 involving 602 holes totaling 4,566 meters/14,797 feet

-

acquisition of trommel and mining equipment; preparation of three test mining sites, processing of two: one at 7,249 cubic yards in 2006 and the other at 6200 cubic yards in 2007

-

prospecting and staking of claims and leases

-

acquisition and installation of 12 person camp on the property

-

access road construction and improvements

-

gold testing for fineness and purity

-

analysis of mineral resource and reserve estimates

-

detailed area surveying and mapping

-

economic analysis and business planning for mine development

-

project applications, environmental assessment, development approvals and permitting for operation of placer mine.

Reserves/resources

The Company is working towards a mineral resource assessment, however, the project remains exploratory in nature as a mineral reserve has not yet been declared.

Auger drilling to date has spanned an area of 3.7 million square metres (39.4 million square feet) along a total of 15 drill lines. On the basis of the auger drilling and bulk sampling results, gold reserve calculations have been prepared by Klondike Star. The estimates apply only to the about 60% of the total property that has drilled. Yukon industry experience in the Klondike has typically been that gold production can be up to 20-30% higher than reserve estimates based on the drilling results (standard practice in the Yukon placer mining). The forthcoming business plan will report on the basis for mineral reserve estimates, as well as the results of sensitivity analysis based on integration of drilling and bulk sampling, various technical and Yukon placer industry considerations, as well as gold price, capital and operating cost assumptions.

Exploration Plans:

The proposed 2008 exploration and test mining program includes the following activities:

•

Stripping of organics for 500,000 square foot starter strip

•

Acquisition of equipment

•

Arrangements for water management

•

Implementation of environmental permitting requirements

•

Preparation and processing of test mining area

•

Gold recovery including testing for fineness

•

Extension of access roads into current and planned mining areas

•

Updating of mineral reserve estimates

•

Refinement of mine plan for economic recovery of gold

•

Stripping of organics for year two, if appropriate

•

Reclamation of areas processed.

The proposed budget totals $3,517.000 (CDN) as follows:

Test Mining Equipment	2,755,000
Labour	319,000
Fuel	282,000
Maintenance	153,000
Option progress payment	8,000
Total Costs	3,517,000

A business plan for development of the proposed Indian River gold mine is currently being finalized.

Sampling Method and Procedures

Drilling is conducted using track-mounted hydraulic auger drills with either 6 to 8-inch diameter augers (the smallest sizes are typically used for early exploration and deeper holes).

Drill samples are collected in buckets and processed in a small Long Tom sluice box, which accurately simulates conventional placer mining equipment. The heavy minerals accumulated in the sluice are hand panned, and the gold grains picked out. The gold is weighed using a high precision balance.

Drill lines were completed at 1000-foot intervals with holes 100ft apart along the drill lines spanning the complete width of the initial target zone. Thereafter, the drilling shifted to infill drilling of lines at 500-foot intervals to facilitate detailed mine planning and increase confidence in the calculation of mineral reserves based on the mineralization identified for recovery.

Auger drilling is highly useful in identifying placer gold deposits and approximate grades in frozen ground, and is the conventional method of choice used by the Yukon placer mining industry in the Klondike region.

However, unlike diamond drilling in hardrock deposits, auger drilling results are less certain.  Gold particles can be lost from the flights of the auger, and the bedrock interface, where the gold is usually most concentrated, can be hard to distinguish from other hard layers.  Nugget gold, by its nature, is also quite variable in its concentration.  These factors can contribute to a lower level of certainty in placer auger drilling results compared to hardrock diamond drilling results. This is among the reasons the Company also supplemented its exploration program with bulk sample test mining. Privately-owned placer mining companies generally proceed with mining decisions solely on the basis of auger drilling results. Industry experience in the Klondike reports that gold recovery is typically 20 to 30% better than the auger drilling results would indicate. Such considerations will be taken into account in sensitivity analysis.

Bulk sample test mining was undertaken using an industry-standard, near new 5’ diameter trommel constructed for Yukon placer mining operations.

A conventional sluicing system was used to assess throughput and gold recovery. This method is commonly used in the Klondike, and other parts of the world, and is well suited to conditions along the Indian River.

The fineness of gold was tested by a certified Canadian laboratory.

To assure quality control and reporting, the entire test mining process was supervised by an established Canadian firm specializing in mine engineering and processing technology supported by an experienced placer mining team.

DOMINION GOLD AND SILVER PROJECT

Klondike, Yukon, Canada

Under the terms of SEC Industry Guide 7, the Dominion Project is not yet considered by the Company to be a material project.

Project Overview

A gold and silver exploration project at the headwaters of Dominion Creek, the Dominion Project includes an advanced exploration-stage target at the J.A.E. claims, as well as a large area with little previous exploration. Of Klondike Star’s hard-rock Yukon projects, the Dominion ranks second in importance after the Lone Star Project. The property is comprised of 331 mineral claims involving an area of 61.3 km2/24.3 mi2, including the Mitchell Zone, Sheba Zone, Dome Lode and Lloyd Zone. All zones extend over large areas with excellent opportunity for the existence of multiple mineralized zones, along both strike and dip. They belong to a class of structures which have potential for large, medium-to-low grade, gold-bearing ore bodies.

Klondike Star holds 100% ownership of 149 mineral claims, 55% ownership of 95 claims with exclusive option to acquire 75%, and an exclusive option to purchase 100% of 85 claims. The J.A.E. Option and Purchase Agreement applies to 29 claims and the DOM Option and Purchase Agreement applies to 56 claims. The claims controlled at 55% are subject to the Assignment and Assumption of Option Agreement and underlying agreements noted under the Lone Star Project.

In order to maintain the option in good standing and acquire a 100% right, title and undivided interest in and to the J.A.E. property, Klondike Star has to date paid CDN $60,000 and incurred exploration expenses on the property in excess of $140,000 (thereby satisfying work requirements on J.A.E. properties through 2011) under the J.A.E. Option and Purchase Agreement and is obligated to make additional payments on or before May 31, 2008, May 31, 2009, and May 31, 2010.

Under the DOM Option and Purchase Agreement, Klondike Star has the exclusive right to purchase an undivided 100% right, title and interest in and to one or more claims in the Property with a purchase price for the entire group of claims in the Property of CDN $500,000 CDN, or, CDN $18,000 CDN per claim purchased individually.

Pursuant to the Assignment and Assumption of Option Agreement (and underlying agreements), based on an expenditure of $2.25 million on exploration, Klondike Star holds 55% right, title and undivided interest in 95 quartz mining claims with exclusive option earn a 65% interest by completing a bankable feasibility study and a 75% interest by providing directly or indirectly, financing to commence commercial production.

During the mid-1990s, Barramundi Gold Limited/ PacRim Resources Ltd. conducted exploration in the area. Since 1999, a portion of the property has been explored by KSL Exploration (Yukon) Limited, including drilling, soil sampling and trenching. Before that, United Keno Hill Mines Limited, a longstanding operator of gold and silver properties, such as the Elsa and Keno Hill mines, invested significant effort on the other portion of the property. Significant exploration work has been conducted on the J.A.E. claim block by successive owners. Regional and project-specific infrastructure includes good seasonal road access by car or truck.

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

The JAE claim block lies at the headwaters of Dominion, Gold Bottom and Hunker creeks, all of which have been significant producers of placer gold, and are still being actively mined.  This area of the Dominion project hosts at least seven parallel gold and silver vein zones within an area of highly anomalous soil geochemistry that measures about 1.5 km by 1 km (0.9 mi by 0.6 mi).  Two of these zones, Mitchell and Sheba have been outlined along hundreds of meters of length by previous exploration efforts since 1900, including numerous trenches and shallow shafts, direct shipping of hand selected silver-rich ore (7.2 tonnes averaging 6090 g/t silver = 178 oz/ton), soil geochemistry and geophysics.  Only three shallow drill holes, directed at the high-grade silver, have previously been drilled on the property.  It is expected that further surface work on the other parallel zones will result in additional drill targets, possibly during the 2007 program.

The J.A.E. claim group area covers several mineralized vein systems, some shafts and a long tunnel, and has been the subject of percussion drilling, soil geochemistry and trenching. Various broad zones of disseminated mineralization have been identified. The 2006 exploration objective was to consolidate and ground-truth previous exploration results, advance knowledge of the mineral resources, take advantage of extensive trenching in situ, identify future drill targets on a systematic and expedited basis, and consolidate the property and mineral interests through a strategic claim-staking . Activities included detailed mapping, extensive chip and soil sampling and geochemistry, evaluation of more than 60 existing trenches and assessment of selected targets, and bulk sampling and processing through the Eldorado test plant.

A satellite camp was installed to support project operations.

The 2006 field work confirmed the presence of multiple, continuous gold-bearing structures that warrant testing by drilling. In addition, several significant new gold-in-soil anomalies were identified in areas with no apparent prior exploration.

Work at J.A.E. in 2006 included extending the soil geochemical anomaly to the southwest, mapping and chip sampling various new and existing trenches, and processing two bulk samples from the Mitchell and Hunker Dome zones. The Mitchell sample consisted of 5.7 tonnes of rusty schist without quartz veining, and returned 1.3g/t gold. This indicates potential for bulk mineable material beyond the higher grade veins. The Hunker Dome Zone bulk sample consisted of 2.3 tonnes across several narrow quartz veins, and returned 4.0g/t gold.

Klondike Star tested claims to the southeast of the J.A.E. area with widespread MMI soil geochemical survey lines, identifying several large areas of gold-in-soil anomalies, up to 500 m by 1000 m. The surveys successfully confirmed some areas with known mineralization, and identified new areas with no evidence of previous exploration.

Field work during the quarter ending August 31, 2007 further confirmed the presence of multiple, continuous gold-bearing structures that warrant testing by drilling. Work completed in 2007 consists of detailed geological mapping, surveying, grid cutting, trenching, chip sampling and bulk sampling, as well direct circulation rotary drilling.

Drilling of 4 holes totaling 182.9m/600 ft was undertaken as the beginning of an effort to more intensively evaluate the area which lies at the headwaters of Dominion, Gold Bottom and Hunker creeks, all of which have been significant producers of placer gold, and are still being actively mined. This area of the Dominion project hosts at least seven parallel gold- (silver) vein zones within an area of highly anomalous soil geochemistry that measures about 1.5km/0.9mi by 1km/0.6mi. Two of these zones, Mitchell and Sheba have been outlined along hundreds of meters of length by previous exploration efforts since 1900, including numerous trenches and shallow shafts, direct shipping of hand-selected silver-rich ore (7.2 tonnes averaging 6090g/t silver = 178 oz/ton), soil geochemistry and geophysics. The Mitchell Zone is well known for impressive specimens of visible gold, but has never been drilled. It is expected that further surface work on the other parallel zones will result in additional drill targets.

Six bulk samples were collected and processed at the J.A.E. property during the second quarter ending August 31, 2007. The samples were collected from a variety of targets, including major veins, subsidiary veins, and pyritic alteration zones located near veins. The large size samples (up to 7 tonnes) are effective at accurately indicating the grade of these targets, which contain coarse free gold.

A grid with 15km/9.3mi of line has been cut at the J.A.E. property for an IP geophysical survey. The results of the survey will be integrated with those of an IP survey conducted on widely spaced lines at the site in 1990. IP geophysics is known from the earlier survey to be appropriate for this area, as the mineralized quartz veins have gold-rich pyritic haloes which responded well to this method.

Soil geochemical surveys and other investigations were completed in select areas of the Dominion Gold Project beyond the J.A.E. property, along with three new trenches totalling 100m.

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Total claims	329	331	168	112
Total area	61.3 km2 or 24 mi2	62.8 km2 or 24.2 mi2	33.5 km2 or 13 mi2	23.5 km2 or 9 mi2
Ownership	- 100% ownership of 149 claims - 55% ownership of 95 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 149 claims - 55% ownership of 97 claims with exclusive option for up to 75% - exclusive option to acquire 100% of 85 claims	- 100% ownership of 56 claims - 55% ownership with exclusive option of 75% of 112 claims	55% with exclusive option for up to 75% of 112 claims
Exploration activity	Trenching (3 totaling 100 meters); 78 chip samples, 209 soil samples; 15 line km grid cut for IP survey in 2008; roads upgraded and drill

sites prepared for direct circulation rotary drilling total 112 samples; detailed geological mapping, RTK-GPS and conventional surveying	Trenching, mapping, sampling including 2 bulk sampling, soil geochemistry and staking	Preliminary mapping, information collection, prospecting and claim staking	Nil	Reverse circulation drilling (holes and total meters)
4 holes totaling 182.9 meters/600 feet	Nil	Nil	Nil	Bulk and other sampling
6 bulk samples totaling 34.8 tonnes/30,746 kg	2 bulk samples totaling 8 tonnes	Nil	Nil

Klondike Star, in conjunction with the University of British Columbia Mineral Deposit Research Unit has been developing an exploration model for this area that combines an improved understanding of the structural geology, with compilation of other data including airborne geophysics, geochronology, petrology and placer gold characteristics and distribution. A geological map at 1:20,000 scale has been produced for this area.

The major mineralized structures at the J.A.E. property have a well-defined, north-northwesterly trend and steep easterly dip, with local en echelon offsets to the veins. This clearly defined structural setting lends itself to a straight-forward exploration approach, with drill targets and hole orientations easily selected. One highlight of the exploration this season has been the rediscovery of substantial mineralized quartz veins that were trenched at some time in the past, but were not recorded in any of the available property assessment reports. A thorough compilation of the existing data has been ongoing for the past two years, as well as conventional and differential GPS surveying of the extensive network of overgrown roads, trails, trenches and vein deposits.

Extent of Prior Exploration Work

The first claims over the Mitchell-Sheba prospects were staked in 1900. Surface hand-excavation prospecting continued until 1911, when the Mitchell shaft was sunk.  Small, high grade mineralization in Ag and Cu with low grade gold was discovered, but no major production is recorded. The property was subsequently re-staked in various reincarnations through to the present JAE claim block, with surface excavations being dug to investigate quartz vein exposures.

The underground workings were revisited by the Yukon Consolidated Gold Corporation in 1953, who reported copper mineralization but the property was not brought into production. The Orekon Vein was discovered in 1966 and bulk samples taken and shipped to the smelter, yielding some impressive Ag values (but this likely represented hand-sorted ore).

Since 1980, sporadic geochemical and geophysical surveys were performed in the region by Cominco, the JAE syndicate and various Hughes-Lang companies. During 1980-81, Lindex Exploration Limited re-sampled many of the rock exposures. Work by the JAE Syndicate in

1988 consisted of surface stripping and sampling immediately north of the Mitchell shaft and stripping with drilling of three percussion drill holes at the Sheba showing. One bulk sample was shipped to the smelter. That drilling encountered a maximum gold grade of 0.005 oz/ton (g/t) in the immediate hanging wall of the Sheba vein in hole 2 (Hulstein, 1988). Barramundi Gold Ltd. optioned the property in 1996 and carried out extensive stream sediment sampling over the whole region plus grid soil sampling over the JAE claim block.

The property was optioned by Klondike Star in 2006 from J.A.E. Resources Ltd. and initial prospecting by backhoe trenching and bulk sampling commenced during that summer.

Hunker Summit area exploration history includes:

• 1900: Pride of the Mountain cl (4218) is staked by H.N. Coleman. Restaked as a forty claim property by Aaron Knorr, commencing with Discovery, etc (6926) in May/1904 and optioned to Dome Lode Development Company Ltd, which traced four veins on surface for 460 m with 4 shafts (4.3 to 24 m deep) and a number of trenches. This area is on the current GATA claims.

• 1909-1910: 792 m Dome Lode x-cut was driven at a cost of $70,000. About 25 claims were taken to lease, including some up to 3.2 km northeast.

• 1912: Sam Thurber blasted an open cut on the Hunker claim, adjoining to the east. Near the road, 1.6 km to the north, W.D. MacKay put in a 15 m shaft and an open cut on the Jennie claim and J. Cameron did some trenching on the Summit claim, all prior to 1912.

• 1924: Restaked as Eleventh Hour cl, and Bridge, etc cl in Sep/37 by A.J. Matheson, who explored with hand pits until 1940-42.

• 1965: Restaked as Dominion cl 1-4 and King Solomon cl 1-7 by Orekon Ltd, which bulldozer trenched in 1966 and 1972.

• 1980: The adit was restaked as Dominion cl 1-4 and King Solomon cl 1-36 by Lindex Exploration Ltd and transferred to Orekon Ltd in 1982. This is the current JAE property. The Dominion claims were surrounded by the KSD claims by Cominco, which carried out mapping, geochem and IP surveys that year.

• 1982: 2 short holes drilled on Junker claim, staked by P. Mahoney.

• 1983: Dawson Eldorado Gold Explorations Ltd restaked the KSD group as Klook cl 1-48 (YA65751) and explored with mapping and geochem sampling later in the year. A joint venture between United Keno Hill Mines Ltd and Falconbridge Ltd added Dom cl 1-149 (YA80272) to the southwest in Jun/84.

• 1985: United Keno Hill Mines Ltd conducted percussion drilling, as well as VLF-EM and airborne surveys.

• 1987: United Keno Hill Mines Ltd and Falconbridge Ltd restaked the old workings as Kin cl 1-82 (YA89442) and performed mapping, geochem sampling, VLF-EM surveys and extensive bulldozer trenching in 1987 and 1988.

• 1996: Barramundi Gold Ltd staked LP cl 1-13 (YB68565) to the east and completed an extensive stream sediment survey of the Klondike Gold Fields.

• 1999: Barramundi completed 3 850 line km of detailed airborne magnetometer and VLF-EM surveying that covered a 16 x 24 km area centered about King Solomon Dome and included this occurrence.

• 2004: KSL Exploration (Yukon) Ltd. re-staked Dom cl 11-282.

• 2006: Klondike Star carried out a program which involved remapping of trenches and regional geology, trench sampling and both MMI and conventional -80 mesh soil sampling on the Dom, Gata, Tie and Gre claims.

Kentucky Lode and Aime area exploration history includes:

• 1900-1906: a group of 10 quartz claims including the Roberts (138A) were staked along the right limit of the creek between placer claim No. 16 and the mouth of 43 Pup. These claims and several others to the southwest were surveyed in 1901 and 1902, and some of the claims were explored with trenches and shallow shafts until about 1906. A second group of claims, including the Yukon Queen (5107) and Yukon Queen Extension (5142), were staked by J. Payne in 1901 on the left limit of Gold Run and right limit of 34 Pup. These claims, which were surveyed in 1903, covered a gold-bearing quartz vein which was explored by a 50 m adit and two shafts up to 15 m in depth. Several mill tests (of uncertain size) of the vein material were run through the Munger Syndicate's test mill in Dawson. The results were sufficiently promising that by July of 1902, the Yukon Queen Mining Syndicate, which was largely financed by the Munger Syndicate, was formed to develop the property. It appears unlikely that a mill was actually constructed on the site or that additional development work was done on the property, because the claims were allowed to lapse by the end of 1903. Prospecting continued in the area, however, and a number of new claims were staked on both limits of Gold Run Creek and were explored with trenches and shallow shafts.

• 1913-1930: The Yukon Queen property was restaked by J. Lloyd as the Red Hill (12343), King Mine (12344), Ratta (12444) and Hilda (12445) claims. Lloyd had driven at least 100 m of tunnel on the claims by 1925 and continued to explore the claims with trenches and shallow shafts until 1930.

• Lode exploration in Lower Gold Run continued sporadically until about 1936 when interest in lode gold in the Klondike generally declined.

• 1942-47: The immediate vicinity of the old Yukon Queen workings was restaked as the Gold Crest claim, and later as Aime cl 1-2 (15090) in October, 1966 by J.A. Lamontagne.

• 1976: Restaked as Deb 1-4 claims (YA5164) by F. Burkhard covering the old workings and were explored with bulldozer trenching in 1978.

• 1981-1983: Archer, Cathro & Associates (1981) Ltd on behalf of Dawson Eldorado Gold Explorations Ltd, surrounded the Deb claims with Klam cl 12.

• 1984: Gatenby staked Lass cl 51-58 conducted a soil sampling.

• 1994: Wealth Resources conducted a geochemical survey on the G.Hawk claims and also mapped and sampled a quartz vein exposed by Teck Mining’s placer pit.

• 1996: Barramundi Gold Ltd. staked the Sur claims around the Deb claims and conducted a widespread geochem and regional mapping project that includes the Sur claims.

• 2000-2002: KSL Exploration (Yukon) Ltd, a wholly owned subsidiary of Klondike Source Limited staked the Hit claims in 2000, and soil sampled to the south of the Kentucky Lode showing at the south end of the claim block. The following year the company collected lines of sample around the main showing, and in 2002, they collected three lines of samples across the northeast end of the claim block analyzed using Mobile Metal Ion (MMI) geochemistry.

• 2003-2005: Prospecting/sampling and mapping of the area and historical showings was conducted by Klondike Gold Corp. in 2004 and by Klondike Star Mineral Corp as controlling owner of the claims in 2005.

• 2006: Klondike Star Mineral Corp. staked the Aime cl 1-26 adjacent to the north of the FB claims and conducted and MMI and -80 mesh conventional soil sampling on both the Aime and FB claims.

Gold Run Creek area exploration history:

A grid of five soil lines approximately 1 kilometer in length, and two shorter lines of 350 and 450 metres each was sampled on the Aime and FB claims between July 28th and August 9th, 2007 by Klondike Star Mineral Corp. The grid length runs upslope from the road to the east of Gold Run Creek to the summit between 34 and 51 Pups, directly north of the Deb claims (Fig. 6). Line spacing is 50m, with the exception of the 350m line, spaced ~100m from the main grid. The sample interval is 50m with a total of 166 samples collected. This grid overlies an MMI soil line sampled by Klondike Star in the 2006 field season.

After the 2007 field season, Klondike Star compiled and digitized historical and recent workings and showings, as well as sampling for the region surrounding the Aime and FB claims on Gold Run Creek. A plan map was created to provide a comprehensive summary of exploration in the region.

Amounts Spent

Since acquiring the options (J.A.E. and DOM) and conducting its own staking, Klondike Star has expended a minimum of $500,000 directly on exploration in 2006 and 2007, excluding acquisition and installation of the Dominion Camp, purchase/maintenance of vehicles and equipment, and other related support and logistical services from the main Eldorado Camp complex in the Klondike.

It is not readily possible to determine the expenditures made by the various companies associated with the Dominion Project properties prospected and explored since 1900. Active companies have include significant entities, such as the Yukon Consolidated Gold Corporation, United Keno Hill Mines Ltd. (operators of the Elsa/Keno silver mines), Cominco, the JAE syndicate and various Hughes-Lang companies, Barramundi Gold Ltd/PacRim Resources Limited, Dawson Eldorado Gold Explorations Ltd and Falconbridge Ltd.

Klondike Source Limited (of Australia) through subsidiary KSL Exploration (Yukon) Limited operated through six field seasons on their Klondike properties (1999 – 2004) spent about CDN $1.5 million ($700,000 (1999-2003), $775,009 (2004) and $19,441 (2005) on their Klondike properties, including the DOM claims optioned by Klondike Star (and the balance on other claims now held by Klondike Star, known as the Bonanza Project - an early-stage exploration property held by Klondike Star.

Reserves/resources

No mineral reserves have been determined at this stage of exploration.

Exploration Plans

The 2007 exploration program has demonstrated that low grade gold-silver mineralization is persistent along a strike length of 1200m of the Mitchell-Sheba system. Past work has demonstrated the existence of high grade pods within the zone. The continuation to both north and south is unknown. The known strike length of the East Sheba, stockwork, and Orekon systems is far less and they are open-ended. The exploration needs to investigate strike extension of these systems and the structural control of the mineralization.

The proposed 2008 exploration program includes:

▪

Careful mapping of lithologies over the existing trench system with the aim of delineating the chloritic units and structure. Some detailed mapping of veins exposed west of the road T-junction (bucket sample site 07-FV-5) and of historic bulldozing alongside trench KS06-08 remains to be completed.

▪

Further structural mapping over the whole claim block.

▪

Alteration observed in the historical trenches (the chlorite-carbonate ‘spots’) should be investigated by sampling. In the Lone Star region such alteration has been demonstrated to be proximal to gold mineralization.

▪

Further chip sampling is needed in trenches 07-02, 07-03 and its historic extension and also the upper part of the historic ‘long trench’ system.

▪

The geophysical grid should be utilized to test whether I.P. or magnetic methods are capable of tracing vein mineralization or pyritic envelopes. Some limited, very close-spaced (10m) soil samples along the cut lines may be useful in delineating vein extensions.

▪

Focused backhoe trenching to provide key exposure. Careful supervision by geologists is necessary to ensure that adequate depth and exposure are created. Obvious targets are along the strike of the Mitchell-Sheba system between the road ‘T’ junction and trench 07-02, to the south of trench 07-01 and along strike from the East Sheba vein and stock-work systems in both north and south directions. The Orekon vein, although present assays are not exciting, should also be investigated for extension.

▪

Continue soil sampling program on the Hunker Summit to test other potential host rock types.

▪

Trenching to cut across two anomalies identified in proximity to Gold Run Creek by soil sampling grids in 2006 and 2007 field seasons supported by a comprehensive digital summary of exploration in the region, including historical and recent workings and showings.

▪

Diamond drilling to determine width and grade of the systems following a further season of surface work.

The proposed exploration program would expend $687,500 (CDN) on the following activities:

IP and Magnetometer geophysical surveys

75,000

Detailed geological mapping and sampling

50,000

200m excavator trenching

25,000

Investigate area south of known zones in

Upper Dominion Creek area, possible trenching

50,000

1000m diamond drilling – 5 holes x 200m

200,000

Soil geochemistry and prospecting

50,000

Excavator trenching, sampling, mapping

100,000

Camp operations, vehicle operations/maintenance,

field logistical and administrative support

137,500

Total

$687,500

Sampling Methods and Procedures

The Company’s sampling methods, analysis and security include:

- Trench Rock Sampling

- Diamond Drill Core Sampling

- Percussion Drill Sampling

- Bulk sampling

- Test Plant Processing Procedure

- Soil Sampling

- Sample Security and Chain of Custody

- Rock Analysis

- Diamond Drill Core and Percussion Drill Cuttings Analysis

- Soil Geochemical Analysis

For details, cross-reference the information reported under the Lone Star Project.

OWEINAT GOLD AND IRON ORE PROJECT

Western Desert, Arab Republic of Egypt

Under the terms of SEC Industry Guide 7, the Oweinat Project is not considered by the Company to be a material project.

Project Overview

During the year-ended February 29, 2008, Klondike Star’s wholly owned subsidiary Klondike Star Canada Inc. was awarded a concession by the Arab Republic of Egypt and the Egyptian Mineral Resources Authority to explore and exploit a gold property and other associated minerals, including iron ore. Known as the Oweinat Project, the property encompasses a 1,245 km2/482 mi2 block in the Oweinat Area of the Western Desert, Arab Republic of Egypt.

According to various accounts, with Egypt’s rich and diversified culture and history, ancient mining would have definitely played a major role in the development of high-grade ore-bodies. Nonetheless, modern exploration has not been carried out in Egypt, and, as a result, the country has excellent potential for the discovery of significant mineral deposits, including gold. Egypt’s mineral resource development is coordinated by the Egyptian Mineral Resources Authority (EMRA).

Based on preliminary review of Egyptian geological survey reports on the mineral potential of the Oweinat block by the geology department of Klondike Star, the Company believes that there is potential for discovery of multiple gold deposits, and potential for iron ore within a vast area. The gold and iron mineralization on the Oweinat property was discovered in 1992, and has never been explored by industry.

Since 1992, the Egyptian Mineral Resources Authority (formerly known as the Egyptian Geological Mining and Survey Authority) has undertaken a series of regional works to assess the geology of the expansive Oweinat concession and neighboring areas. Klondike Star has the benefit of this extensive collection of information, mapping and geological studies supporting the potential for major discoveries of gold, iron ore and other minerals. For example, they include, but are not limited to:

2002. Final report on detailed geological and geochemical exploration for gold at the area west of Gabel Kamil, South Western Desert

2002. Al Uwaynat Banded Iron Formation (SW Egypt): distribution and related gold mineralization

2002. South Western Desert B.I.F: Laboratory studies and gold extraction tests

2000. Gold exploration at some areas of Gabel Nazer, South Western Desert

1998. Results on geological and geochemical exploration at Gabel Kamel and Gabel Nazar, Western Desert

1998. On the structural evolution of the Banded Iron Formation of Gabel Kamel and its role in the gold mineralization.

1998. Banded Iron Formation discovery at west of Gabel Kamel and its gold potential, Western Desert

1996. Regional geological and geochemical exploration at Al Uwaynat area

1996. Geological and geochemical exploration for gold and REE at Jabal Nazar and Gabel Arkenu

The Oweinat block is north of the border between Egypt and Sudan, near the Libyan border. The drilling season in Egypt takes place between October and May, due to elevated temperatures and sand storms that occur during spring and summer.  Water is available from an underground source located approximately 30 kilometres away. The area of the Oweinat concession is accessed by travelling from Cairo to the Dahkla Oasis, a primary service centre to the western desert.  From there it is 240 kilometres on pavement and 360 kilometres across the desert. Flat sandy wadis provide easy vehicle access to the mineralized areas.  Moderate topography and good rock outcrop are typical at the Oweinat block.  Much of the favourable terrain is overlain by thin sand deposits.  Power supply to project exploration camps would involve portable, on-site diesel generators.

The Oweinat area was essentially unexplored geologically prior to a  program of regional-scale mapping and prospecting jointly initiated in 1992 by the then EGSMA (Egyptian Geological Survey now known as EMRA) and IRC Libya. This work, which produced a geological map at a scale of 1:100,000, identified favorable Archaean terrain with abundant bodies of BIF (banded iron formation) within highly metamorphosed gneiss. Gold was found to be common within the BIF bodies, and in certain quartz veins, shear zones, dykes and alteration zones in the same areas.

The Egyptian Mineral Resources Authority has identified multiple zones with high gold grades that warrant a substantial exploration effort. Favorable areas identified by the regional work were selected for follow-up work in 1996 to 1998, and again in 2000. A bulk sample of 2.5 tons was collected and processed returning 6.8g/t gold. Of the 13 widely separated blocks studied and sampled in detail within the concession, 6 areas returned analyses above 10g/t gold and 12 returned gold analyses above 1g/t by fire assay.

Values up to 43.32g/t gold over 5m and 34.38g/t gold over 5 m were reported by analysis of rock sampling by EMRA. Iron analyses are mostly in the 20 to 50% Fe2O3 range, with some large samples averaging 32%, however, there may be potential for enriched areas among the dozens of BIF bands that are up to hundreds of metres thick and extend for kilometers.

These exploration targets on the expansive property are to be independently confirmed by a Company exploration program carried out in cooperation with Egyptian geologists and the Egyptian Mineral Resources Authority.

Company geologists have stated that the results from cyanide extraction of gold from bulk samples of banded iron formation (BIF) collected by the Geological Survey of Egypt at the Oweinat concession are truly extraordinary. This work is documented in the paper, “South Western Desert B.I.F. Laboratory Studies and Gold Extraction Tests,” written by Khalid et al and published in the annals of the geological survey of Egypt (GSE), volume XXV (2002).

As part of its mobilization for exploration, Klondike Star has undertaken a careful review of known and available geological information about the property. Once on the ground in Egypt, Company geologists will be able to fully assess the documentation of the field sampling and analytical procedures and discuss the reported findings of GSE geologists. All of the work was conducted in-house by the GSE, but the geology was done in conjunction with Heidelberg University.

According to Company geologists, it appears from an overview of the translated Egyptian reports that regardless of uncertainties regarding the documentation of the work, there could be an extremely large accumulation of gold over a very large area. The sampling and analytical work was conducted by several groups of geologists over the course of several years, and using a variety of analytical techniques that all indicated substantial amounts of gold. Most of the gold analyses are from the fire assay technique, which is long established and cannot indicate gold erroneously. The use of carbon-in-pulp cyanidation for the analysis of bulk samples is also a well-established method.

The paper cited above is of particular interest, as the bulk (or “technical”) samples are large (0.5 to 2.5 tonnes), and have been collected from numerous continuous channel samples taken perpendicular to the strike of the iron formation, with BIF bands that are between 5 and 50 m wide. The GSE collected the samples from locations spaced at least 0.5 km apart, from multiple

BIF bands.  The theory guiding the sampling was that gold was deposited syngenetically with the iron, and therefore could be present anywhere in the BIF. There is some evidence that the gold is epigenetic, and preferentially concentrated in fold hinges.

The areas sampled are extremely large, and the results seem to indicate a substantial concentration of gold that could potentially rank amongst the world’s largest and richest deposits. For example, in sub-area K12 the bulk sample was collected from about 15 locations in an area roughly 5 km by 4 km, with samples from 5 discreet, parallel BIF bands (which may be repeated by folding). The bulk sample averaged 2.41g/t gold, and included some bands from areas with no chip samples, and others where the chip samples indicated low gold values (0.33g/t, 1.03g/t). In the northern portion of area K12 there is an area of about 1 km by 2 km where six chip samples range between 9.40 and 13.76g/t gold. If the bulk sample had concentrated in this area (which appears to be the hinge zone of a fold), it is expected that the bulk sample would have been much higher grade.

Sub-area K7, located about 14 km north of K12, is considered to be the highest potential zone by the GSE. The K7 bulk sample returned 6.8g/t gold. This bulk sample was collected from about 15 locations that tested 6 discrete BIF bands over an area of 6km by 6km. 206 channel samples of various lithologies in this area averaged 3.02g/t gold.

The Oweinat Concession passed into law by the Parliament of the Arab Republic of Egypt includes various parameters, terms and conditions including:

•

The right to explore the Oweinat area, Western Desert for no less than a three-year period, subject to adjustment and extensions for various circumstances or at Klondike Star’s request.

•

Klondike Star’s undertaking to commit to exploration expenditures of US$1,186,086 in the first 12-18 months, and if proceeding further, $2,890,921 over the second and third years.

•

The preparation of exploration work programs and budgets with input from a joint Exploration Advisory Committee and the approval of the Egyptian Mineral Resources Authority, thereby assuring common commitment to the venture.

•

Authorization for exploitation, upon confirmation of a commercial discovery, for a period of twenty (20) years that may be extended by a further ten (10) years.

•

The establishment of a Joint Venture Company owned 50/50 by Klondike Star and the Egyptian Mineral Resources Authority to operate the property.

•

Upon commercial production, the Government of the Arab Republic of Egypt is entitled to a royalty of three (3) percent. After the deduction of the royalty, the remaining production is allocated at 70% for cost recovery (repayment of previous exploration expenditures, exploitation and operating costs) and 30% for production sharing that is divided equally between the Egyptian Mineral Resources Authority and Klondike Star.

•

The exemption of the Joint Venture Company from various Egyptian laws (customs, taxation, gold export, etc.), thereby facilitating regional participation and benefits, international investment and a viable mining enterprise.

Geology and Mineralization

The Oweinat block was essentially unexplored geologically prior to a program of regional-scale mapping and prospecting jointly initiated in 1992 by the then EGSMA (Egyptian Geological Survey, now known as EMRA) and IRC Libya. This work identified highly favourable Achaean terrain with abundant bodies of banded iron formations within highly metamorphosed gneiss. Gold was found to be common within the banded iron formation bodies, and in certain quartz veins, shear zones, dykes and alteration zones in the same areas.  The Achaean rock outcrop constitutes about 15 percent of the exposures scattered about the Oweinat block, but are thought to underlie at least 60 percent of the area.

Company geologists note that the banded iron formations tend to resist erosion, and therefore protrude from the sand in this flat-lying area. Many of the banded iron formation layers disappear under the sand cover, which is thought to be relatively thin in most places.  Geophysical exploration methods will be beneficial for exploring in these areas. The host rocks for the gold mineralization are Achaean or Early Proterozoic age, which is globally favourable for gold.

The favourable areas cover hundreds of square kilometres, and are generally focused on Achaean rocks containing banded iron formations and/ or quartz veins. Ultramafic rocks constitute a small percentage of the terrain, but are often spatially associated with gold enriched areas.

The iron formations consist of magnetite, hematite and goethite, which is thought to be derived at least locally from pyrite. The terrain is not thought to be deeply weathered, as sulphide minerals are reported from surface samples in many areas, along with relatively fresh, easily identifiable metamorphic rocks.

Extent of Prior Exploration Work

None has been undertaken by private industry. All studies to date have been completed by the Egyptian Mineral Resources Authority (and predecessors).

Amounts Spent

Approximately $400,000 has been invested to date with respect to the mineral exploration opportunities and the Oweinat property in Egypt.

Exploration Plans

This timetable is a multi-year action plan. An estimated $1.2 million (US$) would finance the first 12 – 18 months of exploration on the property.

The master timetable could accelerate or lag due to various factors. Klondike Star’s planning underlying the schedule for mineral exploration and mine development includes such assumptions such as the following.

•

Provision of safe and secure access to the property and ability to operate in the area in an efficient and effective manner on a continuous basis.

•

The professional geological assessment already undertaken by the Egyptian Geological Survey is sufficiently representative of the exploration targets and probable zones of economically viable deposits to support an aggressive timetable.

•

Timely flow of goods, services and qualified personnel necessary to mount the exploration.

•

Continuing improvements in the investment climate in the Arab Republic of Egypt.

•

Establishment of an effective joint venture company.

Klondike Star’s first field mineral exploration expedition is planned for spring, 2008.

OTHER EXPLORATION PROPERTIES

Yukon, Canada

Under the terms of SEC Industry Guide 7, none of the following properties are considered by the Company to represent material projects.

1. Spice Project

During the year-ended February 29, 2008, the Company completed a review of the Spice properties with respect to its exploration and investment priorities. The decision was taken to conclude the option on the property in favor of Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon. There are no plans to conduct further exploration on this property.

The Spice Project was an early-stage gold exploration project that moved to an exploratory diamond drilling phase. As of November 30, 2007, the Spice Project consisted of 52 mineral claims totaling 10.9 km2 (4.2 mi2). The property is located 28 km east of Ross River and 8 km south of the North Canol Road in the Watson Lake Mining District, Yukon, Canada. It has been accessed by helicopter from Ross River. The Spice Project falls within the Tintina Gold Belt that hosts numerous gold deposits, producing mines, notably the Fort Knox, Pogo and (former) Brewery Creek, as well as active exploration projects.

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

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Total claims	52	52	32	0
Total area	10.9 km2/4.2 mi2	10.9 km2/4.2 mi2	6.7 km2/2.6 mi2	0
Exploration activity	First-ever diamond drilling conducted on the property	Soil geochemistry and identification of targets for planned drill program	0
Drilling - no. of diamond drill holes and total meters	3 holes totaling 439.5 meters/1,441 feet	Drill targets identified for spring 2007 drill program	0	0
Assay samples	362 core samples

2. Ultra Project

Under the terms of SEC Industry Guide 7, the Ultra Project is not considered by the company to be a material project.

During the year-ended February 29, 2008, the Company completed a review of the Ultra properties with respect to its exploration and investment priorities. The decision was taken to conclude the option on the property in favor of Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon. There are no plans to conduct further exploration on this property.

The property is located in southwest Yukon, 42 km (26.1 mi) northwest of Haines Junction, Yukon, Canada, only 140 km (87 mi) from a deepwater port. Ten kilometers (6.2 miles) west of the Alaska Highway, it is accessible by 2 or 4 wheel truck on a rough gravel road. It is near the former nickel-platinum Wellgreen Mine. Ultra is also in the same geological zone as the zinc-copper-gold Windy Craggy deposit in northern British Columbia.

The Ultra Project is an intermediate-stage base and precious metals exploration project that moved to a drill ready stage in exploration. Following additional staking in the fall of 2005 and the fall of 2006, the Ultra Project consists of 404 mineral claims totaling 82 km2 (31.7 mi2). The targets include VMS zinc-copper-silver-gold and poly-metallic nickel-copper-platinum-palladium-gold.

In February 2007, based on the 2006 exploration program, the Company announced the discovery of two volcanogenic massive sulphide zones including a major VMS horizon with economically interesting grades and widths. The massive sulphide grades  3.23% copper, 6.75% zinc, 17.8 ppm silver and 0.15 ppm gold over a 4 meter thickness. The second zone reported results of 11.54% copper, 1514 ppm zinc and 7.2 ppm silver over a three meter thickness.

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

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Total claims	416	416	404 claims	0
Total area	82 km2/31.7 mi2	82 km2/31.7 mi2	82 km2/31.7 mi2	0
Drilling	0	Drill sites prepared	0	0
Surface trenching and sampling	0	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0
Other Exploration Activity	Nil	Field work, sampling and geological assessment	Airborne geophysical survey and field work; claim staking	0
Drilling	0	Drill sites prepared	0	0
Surface trenching and sampling	0	152 chip and 265 soil samples, along with hand and blast trenching	86 rock and soil samples	0

3. Bonanza Project

Under the terms of SEC Industry Guide 7, the Bonanza Project is not considered by the company to be a material project.

On May 19, 2006, Klondike Star acquired a controlling interest in 269 mineral claims in the Klondike region of the Yukon, Canada. Known as the Bonanza Project, the property has been expanded through the re-assignment of additional Company properties in adjacent areas bringing it to 400 mineral claims and 65.6 km2/25.3 mi2. Readily accessible by vehicle on seasonal roads, it is located in the heart of the Klondike gold fields and proven gold producing ground, 10 km from Dawson City.

The property is geologically similar to the Lone Star and Dominion properties, however no significant gold mineralization has been found on this property to date.  Placer gold recovered from Bear Creek and Last Chance Creek is thought to be derived at least partly from the area of the Bonanza project.

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

2008 exploration plans are to conduct further geochemical surveys and geological mapping at the Bonanza project.

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006
Total claims	400	308	0
Total area	65.6 km2 or 25.3 mi2	47.0 km2 or 18.1 mi2	0
Drilling	Untested diamond drill core from 6 holes totaling 1358 meters/5044 feet recovered	Nil	0
Sampling	74 rock chips	Nil	0
Assay	1,127 core samples	Nil	0
Ownership	100% of 308 claims and 55% and exclusive option to acquire up to 75% of 92 claims	100% registered interest	0

4. Indian River Quartz Project

Under the terms of SEC Industry Guide 7, the Indian River Quartz Project is not considered by the company to be a material project.

During the year-ended February 29, 2008, the Company completed a review of the Indian River quartz properties with respect to its exploration and investment priorities. The decision was taken to conclude the option on the property in favor of Klondike Star’s Lone Star, Dominion and Indian River gold projects in the Yukon. There are no plans to conduct further exploration on this property.

The Indian River Quartz Project was an early-stage gold exploration property for the Company. The property is located 40 km (24.9 mi) from Dawson City in the heart of the Klondike gold-

producing region of the Yukon and the Tintina Gold Belt spanning Alaska and the Yukon. Access to the region is by good gravel road.

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

Operational Statistics	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Total claims	179	179	205	0
Total area	62.1 km2 or 24.0 mi2	62.1 km2 or 24.0 mi2	67.3 km2 or 26 mi2	0
Drilling - no. of auger drill holes	0	0	49 holes (winter season January - April)	0
Surface trenching and sampling	0	16 rock samples, 20 soil samples	8 trenches totaling 1128 m3 (1,475 yd3), 12 test pits, 52 rock samples, 333 soil samples	0
Assay and other analysis	0	Not available	36 rock samples, 333 soil samples	0

5. Eldorado Placer Project

Under the terms of SEC Industry Guide 7, the Eldorado Placer Project is not considered by the company to be a material project.

Located 20 km from Dawson City, Yukon, Canada, the Eldorado Placer Project is a placer gold project situated within the boundaries of the Lone Star Project and easily accessed by vehicle on a well-maintained seasonal road from the Klondike Highway. The placer mineral claims

(surface) overlap some of Lone Star’s quartz mineral claims (subsurface).

The property is in the heart of a longstanding gold-producing area. There are many placer mines operating in the general vicinity. The claims were originally assembled by Canadian mine-finder Richard Hughes and optioned to the Company in December 2003. The property has known placer gold potential. However, the Company has not itself conducted substantive exploration work to date. Over the last two years the right to conduct placer mining on the property has been optioned to two different Klondike placer miners and subsequently terminated. The property is being maintained in good standing.

There are no current detailed plans to conduct exploration on the property.

	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Total claims	115 claims	115 claims	115 claims	114 claims
Total area	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.9 km2 or 2.7 mi2	6.5 km2 estimated or 2.5 mi2
Ownership	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%	55% and exclusive option to acquire up to 75%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

February 29, 2008

KLONDIKE STAR MINERAL CORPORATION

February 29, 2008

TABLE OF CONTENTS

FINANCIAL STATEMENTS

          REPORTS OF INDEPENDENT REGISTERED ACCOUNTING FIRMS

          CONSOLIDATED BALANCE SHEET

1

          CONSOLIDATED STATEMENTS OF OPERATIONS

2

          CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

3

          CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Klondike Star Mineral Corp.

Whitehorse, YT

We have audited the accompanying consolidated balance sheet of Klondike Star Mineral Corp. as of February 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Klondike Star Mineral Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Klondike Star Mineral Corp. as of February 29, 2008, and the results of its operations and its cash flows for the year ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred significant recurring operating losses and currently has no revenues and no operating mining properties at February 29, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMBHD Helin Donovan, LLP

Spokane, WA

May 29, 2008

.

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

Klondike Star Mineral Corp.
Whitehorse, Yukon Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Klondike Star Mineral Corp. as of February 28, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 25, 2007

Bank of America Financial Center
800 Fifth Avenue, Suite 4100, Seattle, WA 98104
Phone (206) 447-1303 Fax (206) 470-1150

www.williams-webster.com
Member of Russell Bedford International

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

The accompanying notes are an integral part of these consolidated audited financial statements.

1

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these consolidated audited financial statements.

2

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

The accompanying notes are an integral part of these consolidated audited financial statements.

3

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

The accompanying notes are an integral part of these consolidated audited financial statements.

4

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASHFLOWS

The accompanying notes are an integral part of these consolidated audited financial statements.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

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

On March 16, 2007, the Company incorporated a wholly owned subsidiary, Klondike Star Canada Inc. (“Klondike Star Canada”) under the Canada Business Corporations Act.  Klondike Star Canada maintains its head office in Whitehorse, Yukon Territory, Canada.  As of February 29, 2008, Klondike Star Canada had limited exploration operation in the Arab Republic of Egypt.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Pronouncements – Recent

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. The Company does not believe that the adoption of  FAS No. 161 will have any material affect on the  financial condition and results of operations,  but may  require additional  disclosures if the Company enters  into derivative  and hedging activities.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51").  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

interests of the subsidiary.  SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008.  Management has determined that the adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statement No. 87,88,106, and 132(R)” (hereinafter “SFAS No 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company has no defined benefit post retirement plans for employees, therefore the adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

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

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any changes in equity from non-owner sources.

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory.  The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($101,585 US dollars at February 29, 2008).  At February 29, 2008, the Company did not exceed the FDIC insured.  At February 29, 2008, the Company exceeds the CIDC insured amount.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At February 29, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Although there were common stock equivalents outstanding February 29, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Exploration Stage Activities

The Company has been in the exploration stage since December 8, 2003 and has no revenues from operations. The Company is primarily engaged in the acquisition and exploration of mineral properties. Should the Company locate a commercially mineable reserve, the Company would expect to actively prepare the site for extraction.

Exploration Tax Receivable

The Company is eligible to receive a mineral exploration incentive on eligible exploration activity on properties located in Yukon Territory, Canada. During the year ended February 29, 2008 the Company received $932,685 in mineral exploration incentives and submitted claims for an additional $304,755 under the mineral exploration incentive program.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2008.

Foreign Currency Translation

The Company’s functional currency is U.S. dollars.  Monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the year.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Foreign Operations

The accompanying balance sheet contains certain recorded Company assets (principally cash and property and equipment) in a foreign country (Canada).  The Company also holds mineral properties situated in the Yukon Territory of Canada which were expensed as an exploration cost when acquired.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Goods and Services Tax (“GST”)

The Government of Canada requires eligible companies to register to collect GST from customers when taxable goods and services are sold or received in Canada. The registered companies are eligible to claim input tax credits (“ITC’s”) on GST paid for eligible purchases.  The GST collected can be offset by ITC’s.  At the end of the year, all ITC’s are netted against the GST due on sales of goods and services. Because the Company has more ITC’s than GST collected, the Company is eligible for a GST refund.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

The Company does not believe any adjustments are needed to the carrying value of its assets at February 29, 2008.

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred.  As of February 29, 2008, the exploration costs and mineral rights expensed during the Company’s exploration stage have been approximately $45,835,000.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

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

Provision for Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.  See Note 7.

Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method at inception, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $6,790,000 for the year ended February 29, 2008 and has an accumulated deficit of approximately $58,309,000 since inception of the Company’s exploration stage (December 8, 2003).  The Company currently has no revenues and no operating mining properties.

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

The Company’s management believes that it will be able to generate sufficient cash from public or private debt or

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

equity financing for the Company to continue to operate based on current expenditure projections of $11,000,000 for fiscal year ending in 2009.  The Company has approximately $937,000 in cash at February 29, 2008.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is calculated using the straight-line method over three to ten years.  The following is a summary of property, equipment, and accumulated depreciation:

	Balances as at February 29, 2008
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value February 28, 2007

Depreciable Property and Equipment:
Leasehold improvements	$ 1,049,365	$ 382,901	$ 666,464	$ 616,788
Movable structures	975,894	455,151	520,743	697,267
Vehicles	375,607	276,529	99,078	228,869
Equipment	316,110	222,054	94,056	168,923
Heavy equipment	290,293	32,761	257,532	276,254
All-terrain vehicles	123,606	118,360	5,246	46,449
Trailers	94,550	45,110	49,440	68,350
Computer equipment	46,740	38,527	8,213	15,896
Computer software	21,966	19,267	2,699	7,565
Furniture and fixtures	19,527	10,093	9,434	13,340
Pack horse	-	-	-	10,632
Total Depreciable Assets

Non Depreciable Property and Equipment:
Gold samples	105,573	-	105,573	77,350
Total Property and Equipment	$ 3,419,231	$ 1,600,753	$ 1,818,478	$ 2,227,683

Total depreciation expense for the year ending February 29, 2008, 2007 and 2006 was $740,824, $575,938 and $251,896 respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Effective June 2004, the Company signed an agreement for the right of occupancy of a barn and property from one of the directors of the Company and his spouse (“the Owner”), for the shelter of pack horses and an office.  The right of occupancy term is five years, renewable yearly thereafter.  Rent is $1 per month.  Prior to the expiration of the right of occupancy, the Owner may require the Company at the Company’s sole cost and expense, to remove any alterations, installations, additions or improvements made by the Company.  At the expiration of the lease, the Owner is obligated to pay to the occupier the fair market value of the buildings less 75 % and shall be entitled to pay such sum over a 20 year period in equal monthly instalments without interest.

Leaseholds improvements, which total approximately $1,049,000 as of February 29, 2008, have been made to the barn and office.

On occasion, the Company’s shareholders or directors pay corporate expenses and/or provide services to the Company.  Related party payables are unsecured and non-interest bearing and are due on demand.  Related party payables totalled $65,505 and $110,148 at February 29, 2008 and February 28, 2007 respectively. During the year

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

ending February 29, 2008, the Company included in mineral exploration expense $308,000 ($1,034,000 for the year ended February 28, 2007 and $299,000 for the year ended February 28, 2006) in transactions with a company controlled by an officer and director of the Company.  The transactions were recorded at fair market value.

During the year ended February 29, 2008, a company controlled by the Company’s President and Chief Executive Officer advanced the Company $447,000 (Canadian) under promissory note agreements, unsecured, non interest bearing, due upon demand.  During the year ended February 29, 2008, the Company repaid the advances in full.

NOTE 5 – OTHER LIABILITY

During the year ended February 29, 2008, the Company settled through the issuance of 100,000 stock options the $250,000 Other Liability. The Company has valued the stock options, at the date of grant, using the Black-Scholes Option Pricing Model. The value of the options was calculated using a risk free rate of 4.5%, an expected life of 5 years, a volatility of 30.8% and an assumption of $0 dividends to be paid.

The $250,000 liability was classified as additional paid-in capital. The Company recognized a gain based on the difference between the original liability, and the calculated value of the options actually issued in satisfaction of the debt.

NOTE 6 – ADVANCE PAYABLE

During the year ended February 29, 2008, the Company received funds from two shareholders, originally intended to be short term bridge financing, non interest bearing and with no fixed terms of repayment.  In accordance with US GAAP, the Company has imputed interest on the Advance Payable and has included the imputed interest in Accounts payable and accrued liabilities.  As disclosed in the August 31, 2007 Unaudited Interim Consolidated Financial Statements, the Company intended to issue Common Stock pursuant to the terms and conditions of the Private Placement Memorandum dated February 1, 2007 and updated August 7, 2007, against the Advance Payable, and included the issuance of the Common Stock in Shareholders’ Equity. The Company was not able to obtain the necessary documentation from the depositors to effect the issuance of Common Stock.  Management has reported the funds as a current liability Advance Payable until the terms and conditions of the Advance Payable are determined.

NOTE 7 – INCOME TAX

The Company has determined that its deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets as of February 29, 2008 and February 28, 2007 are as follows:

	February 29, 2008	February 28, 2007
Deferred Tax Asset Components:
Net operating loss carry forwards	$ 24,916,000	$ 18,098,000

Deferred tax asset	$ 8,471,000	$ 6,153,000
Deferred tax asset valuation allowance	(8,471,000)	(6,153,000)
Deferred tax asset	$ -	$ -

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

At February 29, 2008, the Company has net operating loss carry forward of approximately $24,916,000 ($18,098,000 in 2007), which expire in the years 2019 through 2027.  The Company recognized approximately $613,000 losses from stock options for compensation in fiscal 2007, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  In 2008 the Company did not have any stock option compensation.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

The change in the allowance account from February 28, 2007 to February 28, 2008 was $2,318,000 ($3,206,000 in 2007).

	2008	2007
Federal income tax rate	34.0%	34.0%
Change in valuation allowance	-34.0%	-34.0%
Effective income tax rate	0.0%	0.0%

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock.  The Company previously issued 2,000,000 preferred stock convertible to 10 common shares of common stock, non-cumulative and non-dividend bearing.  The Company’s board of directors will determine the specific features of each additional issuance of preferred shares.

SERIES A PREFERRED STOCK

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

SERIES C PREFERRED STOCK

Effective February 25, 2008, the Company created a new series of Series C Preferred Stock initially consisting of 2,000,000 shares. The holders of Series C Preferred Stock are not entitled to dividends nor any assets in distribution upon the liquidation, dissolution or winding up of the Corporation, and are non-convertible. The holder of each share of Series C Preferred is entitled to cast such number of votes as is equal to seventy-five shares of common stock of the Corporation on the following matters:

(a)

The merger, consolidation or other combination of the Corporation with any other corporation or other business entity which shall not result in the Corporation being the surviving corporation;

(b)

The sale, or other transfer, of all, or substantially all, of the assets of the corporation;

(c)

A shareholder rights plan;

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

(d)

A tender offer or any other bid to acquire a controlling interest in the issued and outstanding common stock of the Corporation; or

(e)

Any other transaction or series of transactions which will, or are intended to, directly or indirectly, to result in the effective change of control of the Corporation.

The holders of Series C Preferred Stock are required to cast the votes represented either “for” or “against” the matter submitted to a vote, in the same manner as the Board of the Corporation.

At February 29, 2008 and February 28, 2007 the Company had 2,000,000 shares of Series A preferred convertible stock issued and outstanding.

NOTE 9 – COMMON STOCK

As approved by the shareholders at the Company’s 2006 annual general meeting, the Company’s authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock.  Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders.  At February 29, 2008 and February 28, 2007, the Company had 42,833,486 and 29,035,782 shares of common stock issued and outstanding, respectively.

During the year ended February 29, 2008, the Company sold through private placements 16,000 common shares at $1.25 per share for total net cash proceeds of $18,000; sold 20,000 common shares at $1.07 per share for total net cash proceeds of $19,260; sold 100,000 common shares at $1.00 per share for total net cash proceeds of $90,000; sold 330,715 common shares at $1.05 per share for total net cash proceeds of $312,515; and sold 20,000 common shares at $0.55 per share for total net cash proceeds of $11,000.

During the year ended February 29, 2008, the Company issued a private placement memorandum dated December 9, 2007 to issue 5,000,000 common shares at $0.10 per share for estimated net cash proceeds of $500,000.  During the year ended February 29, 2008, the Company issued a private placement memorandum dated December 17, 2007 to issue 2,500,000 common shares at $0.10 per share for estimated net cash proceeds of $250,000. The Company sold 7,500,000 common shares for cash proceeds of $750,000.

Effective May 29, 2007, the Company issued a private placement memorandum for the issuance of up to 3,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,500,000 with the offering expiring on or before July 16, 2007.  As of February 29, 2008, the Company sold 3,600,000 common shares under this private placement memorandum for total net cash proceeds of $1,770,000.

During the year ended February 29, 2008, the Company issued a private placement memorandum for the issuance of up to 2,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,000,000 with the offering expiring on or before September 30, 2007.  As of February 29, 2008, the Company sold 2,000,000 common shares against this private placement memorandum for total net cash proceeds of $1,000,000.

During the year ended February 29, 2008, the Company approved a private placement memorandum for the issuance of up to 3,000,000 units of one common stock of the Company and one warrant to purchase one common stock of the Company at $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10.  As of February 29, 2008, the Company sold 210,989 units under this private placement memorandum.

During the year ended February 29, 2008, the Company approved a private placement memorandum for the issuance of 13,200,000 shares of common stock at $2.25 per shares under Regulation S, with the offering expiring on or before July 6, 2007.  The Company did not issue shares under this private placement memorandum.

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

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

During the year ended February 29, 2008, the Company executed a private placement memorandum to issue up to 3,000,000 units each consisting of one share of common stock and one warrant of up to $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10 with one warrant attached to each share to purchase an additional share at a minimum conversion price of $1.50. Each warrant must be exercised within one year from date of the original investment. Using the Black-Scholes formula, the Company made the following assumptions to value the warrants for the year ended February 29, 2008; risk-free interest rate of 4.75%; volatility of 54.33%; life of one year; no dividends.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2007	3,032,982	0.0 years	$ 3.50
Issued	210,989	0.7 years	1.50
Exercised	-		-
Rescinded or expired	(3,032,982)		3.50
Outstanding and exercisable, February 29, 2008	210,989	0.7 years	$ 1.50

NOTE 10– STOCK-BASED COMPENSATION AND STOCK OPTIONS

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

Following is a summary of the status of the stock options during the year ended February 29, 2008:

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

	2003 Stock Incentive Plan		2005 Stock Incentive Plan		Total
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at February 28, 2007	1,580,000	1.36	-	-	1,580,000	1.36
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Rescinded or expired	-	-	-	-	-	-
Outstanding at February 29, 2008	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Exercisable at February 29, 2008	1,580,000	$ 1.36	-	$ -	1,580,000	$ 1.36
Weighted average fair value of options granted during the year ended February 29, 2008		$ -		$ -		$ -

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the year ended February 28, 2007, the Company entered into an agreement with J.A.E. Resources Ltd to acquire a 100% option on certain quartz claims within the Klondike region, Yukon Canada, with future cash payments of $50,000 CDN by May 31, 2008; $60,000CDN by May 31, 2009; $80,000 CDN by May 31, 2010; and work commitments totalling $300,000 CDN on the property before May 31, 2011. As of February 29, 2008, exploration work commitments totalling $300,000 CDN were completed by the Company. The Company is required to pay a royalty equal to 3% of net smelter returns should the property ever be brought into production.

During the year ended February 28, 2007, the Company entered into an agreement with joint ventures collectively referred to as 19651 Yukon Inc. to acquire an option for a 49% interest in certain placer properties within the Klondike region, Yukon, Canada. As of February 29, 2008, the Company has a vested 24 percent interest in the claims, with further payments of $7,875 to be made in each of 2008, 2009 and 2010 to achieve the 49 percent interest.  The Company also has the option of purchasing, at its discretion, the remaining 51 percent interest in the 29 claims for $5,500 per claim on a pro-rated basis (29 x $5,500 x 0.51 = $81,345).  No exploration expenditures are required of the Company under the terms of the agreement.

During the year ended February 28, 2007, the Company acquired from Klondike Source Limited (NSX: KSL) subsidiary, KSL Exploration (Yukon) Limited, the exclusive right to purchase an undivided 100% interest in one or more claims in the DOM block located at Hunker Dome block located at Hunker Dome in the eastern part of the Klondike goldfield.  The purchase price for the entire group of 56 claims is $500,000 CDN or individual claims may be purchased for $18,000 CDN. The Agreement does not obligate the Company to any purchases or any exploration expenditures.  Purchase of any claim or claims will entitle KSL to a royalty of 2.5% of net smelter returns on those claims should the property be brought into production. As of February 29, 2008, there are no outstanding or future financial commitments or requirements for exploration expenditures in the Agreement.

During the year ended February 28, 2006, the Company acquired a 100% interest in placer leases in the Indian River and Montana Creek area, along the southern edge of the Klondike gold fields.  The agreement is subject to a 10% royalty on future production should the property be brought into production. As of February 29, 2008, there are no outstanding or future financial commitments or requirements for exploration expenditures in the Agreement.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in claims covering gold bearing quartz pebble conglomerate in the Indian River area, along the southern edge of the Klondike gold fields. The agreement requires cash payments totalling $145,000 over 5 years and certain work commitments to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.  During the year ended February 29, 2008, the Company terminated the agreement and there are no outstanding or future financial or exploration commitments.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

certain claims covering an epithermal gold target in the Tintina Gold Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totalling $200,000 over 4 years and work commitments totalling $500,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project.  During the year ended February 29, 2008, the Company terminated the agreement and there are no outstanding or future financial or exploration commitments.

During the year ended February 28, 2006, the Company entered into an agreement to acquire up to 75% interest in certain claims covering several copper-zinc and nickel-platinum group targets in the Kluane Mineral Belt, Yukon, Canada. The agreement requires cash payments to Klondike Gold Corp. (TSXV:KG) totalling $265,000 over 5 years and work commitments totalling $2,225,000 to acquire a 55% interest. Producing a bankable feasibility study and arranging project financing can earn a further 20% interest in the project. During the year ended February 29, 2008, the Company terminated the agreement and there are no outstanding or future financial or exploration commitments.

During the year ended February 28, 2006, the Company amended an agreement originating in October 2004, with a privately held company, which received the first right of refusal to purchase the majority of gold produced by the Company from the Klondike Mining District at a 2% discount from the LME spot price. The right of first refusal is subject to the Company proceeding through exploration, pre-feasibility, final feasibility and building of a producing mine on mineral claims in the Klondike Mining District. In consideration for such rights, the privately held company agreed to purchase 1,000,000 shares of the Company’s common stock at $2.50 per share before February 28, 2006.  The Company granted an extension to the privately held company to purchase the 1,000,000 common shares. Further, subject to the execution of agreements giving effect to the transactions contemplated in the agreement, the privately held company shall receive the option to make further subscriptions for shares, subject to the same terms and conditions, following completion of the subscription of the first 1,000,000 shares, as follows:

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

As of February 2006, the Company had not received the full consideration related to the above mentioned agreement. The private company purchased some but not all the shares offered under the original agreement. Therefore, the Company deemed this agreement to be closed, while noting that the agreement has a history of modification. The Company believed that future negotiations were possible. As of the 10-QSB filing for the period ending November 30, 2006, the Company reported it entered into negotiations to reactivate the agreement and received cash towards the purchase of 200,000 common shares at $2.50 per share. On February 26, 2007, following an agreement being reached with the privately held company, the Company granted an extension for completing the purchase of a total of 1,000,000 at $2.50 per share, to February 28, 2007. The private company completed the purchase of the balance of the 1,000,000 shares on February 28, 2007.

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

KLONDIKE STAR MINERAL CORPORATION

 (An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

During the year ended February 28, 2006, the Company approved the granting of 300,000 share options at $2.50 per share for future investor relations services.

Compliance with Environmental Regulations

The Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the year ending February 29, 2008, the Company approved a private placement memorandum for the issuance of 24,000,000 units of common stock and 12,000,000 warrants to purchase common stock at $0.50 per shares under Regulation D with the offering on or before May 9, 2008 unless extended by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In the year-ending February 29, 2008, there was a change in the independent accountants engaged to review and audit financial statements. The change was fully disclosed in the Definitive Proxy and Information Statement (Schedule 14A) filed with the SEC on October 11, 2007 and distributed to Shareholders in advance of the Annual Meeting of Shareholders held December 4, 2007.

During the two prior fiscal years, there had been no change and no disagreements, with independent accountants engaged to audit financial statements.

Item 9AT. Controls and Procedures

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that there are certain material weaknesses in our internal control over financial reporting as of February 29, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management's Annual Report on Internal Control over Financial Reporting

In anticipation of the requirement to complete and disclose Management’s assessment regarding internal controls over financial reporting in the annual report for the year-ended February 29, 2009, the Audit Committee established a project charter including terms of reference, deliverables, timetable and establishment of a steering committee to review compliance with sections 302 and 404 of Sarbanes-Oxley Act of 2002 (SOX) and expedite necessary remediation, if any. The Company’s objective is not merely to comply with these requirements, but to use them as a catalyst to examine financial, management and operational processes and programs throughout the organization. Management believes executing a SOX compliance initiative that seeks to improve processes and programs throughout the Company will achieve a net benefit in terms of improved risk management, operational efficiency and effectiveness, and enhanced shareholder confidence. The SOX compliance initiative is ongoing. The testing and documentation of internal controls is not yet complete.

The Company has developed and implemented a number of policies and procedures to assist in the consistent application of internal controls. This includes the Board of Directors Charter, the Audit Committee Charter, the Code of Business Ethics and Conduct, and the Authorization Policy. During the quarter ended May 31, 2007, Klondike Star adopted a formal Whistleblower Policy and for the quarter ended August 31, 2007 approved Planning and Management Guidelines supporting Board and management planning, reporting and accountability processes.

During the year ended February 29, 2008, along with preparing to bring previously outsourced financial and accounting services in-house for the fiscal year commencing March 1, 2008, the Company initiated a series of measures to improve internal controls, accounting and financial reporting, including for example, revisions to the chart of accounts, bank signing authority and hiring in-house professional and accounting resources.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

The material weaknesses identified are as follows:

The company lacks segregation of duties in the period-end financial reporting process.  The company has been operating with limited administrative and financial staff. Many of the accounting and financial reporting operations have been performed by a third party accounting office on a contractual basis. On the basis of the information provided to the service provider by the Company’s management, and in consultation with the Company’s management, the service provider has been in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, and the preparation of interim and annual financial statements including note disclosures in accordance with generally accepted accounting principles. As part of the process to strengthen the Company’s internal controls, the company recruited a Chief Financial Officer who has provided oversight, in consultation with the consultant, of the financial accounting and reporting process. Also, the company lacked well defined and documented procedures for purchase order and related invoice processing. The company is addressing this issue. As part of the planned growth of the company, the company has hired additional financial and administrative staff to perform the financial accounting and reporting functions in-house.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during this fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

The following announcements, made by press release and distributed over various wire services, the Company website and shareholder and potential investor distribution, may have qualified for disclosure on a Form 8-K during the fourth quarter of the year ended February 29, 2008:

- Major Expansion of Gold Mineralization Forecast for Lone Star Gold Project, January 29, 2008

- Klondike Star Intersects 1.54 g/t Gold over 15.2m at the Pioneer Zone, December 18, 2007

- Klondike Star Intersects 2.06 G/T Gold over 21.0m at the Buckland Zone, December 13, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)

Identification of Directors

Name	Age	Positions Held	Date of Election or Designation	Current Term of Office
Hans Boge, P.Eng.	57	Chair	September, 2003	Three years ending November 2009
Donald W. Flinn, P.Eng.	64	Director	February, 2004	Three years ending November 2009

Sergei Doodchenko, P. Eng	72	Chair, Environment, Health and Safety Committee; Member, Audit Committee	October, 2006	Resigned effective February 28, 2008
Dr. Albert Khelfa	63	Chair, Audit Committee; member, Environment, Health and Safety Committee	October, 2006	Two years ending November 2008
Ayman Shahin	45	Member, Audit Committee	January, 2007	Two years ending December 2009
George W. Wakim	39	Chair, Environment, Health and Safety Committee; Member, Audit Committee	March, 2008	Until AGM December 2008

(b)

Identification of executive officers

Name	Age	Positions Held	Date of Designation	Term of Office
Hans Boge, P.Eng.	57	President, Secretary	September, 2003	At pleasure
Donald W. Flinn, P.Eng.	64	Chief Operating Officer	February, 2004	At pleasure
Donald F. Willems, CGA	53	Vice-President, Finance and Administration and Chief Financial Officer	June, 2007	At pleasure

(c)

Identification of certain significant employees

Other significant employees include William D. Mann, P.Geo, Exploration Manager, John Maissan, P.Eng., Mine Development Manager and Barbara Stevenson, Assistant Corporate Secretary.

William (“Bill”) D. Mann, P.Geo. Working as a professional geologist in the mineral exploration and mining industry since 1979, Mann completed a B.Sc. in Geology at the University of British Columbia in 1983, and a M.Sc. in Mineral Exploration Geology at Queen’s University, Kingston, Ontario in 1986.

Bill Mann is very familiar with all aspects of mining and mineral exploration.  He has worked in all stages of the mining cycle, from grass roots exploration to advanced exploration, through feasibility studies, mine construction and open pit and underground mine production.  Mr. Mann is experienced in environmental geology, including acid-base accounting, mine site environmental assessment and reclamation.  He has worked on a variety of deposit types, in different geological environments, with a focus in the Yukon and the Canadian north.  Mr. Mann was recently Senior Mine Geologist for North American Tungsten Corp., and has worked at other mines which produced gold, silver, zinc, lead, and asbestos.  Mr. Mann has also worked for many exploration companies, and consulted to government and First Nation clients.

Mr. Mann currently represents the mining industry on the Yukon Council on the Economy and the Environment (YCEE) and the Mining Environmental Research Group (MERG) and is former Vice President of the Yukon Chamber of Mines.

John F. Maissan, P.Eng. A professional engineer, Mr. Maissan has experience as a mine manager and extractive metallurgist holding positions of increasing responsibility in copper-gold, copper-lead-zinc, and lead-zinc operations, culminating with bringing a 300 ton per day underground gold mine into production. He has professional and practical experience in the Canadian mining industry including roles in project management, mine development, management and milling operations, and is a well regarded energy specialist.

Previously, Mr. Maissan was Mine Manager for the Mount Skukum Gold Mine, Mill Manager for Cyprus Anvil Mining Corporation, Assistant Mill Superintendent for Noranda Mines (Ontario) and an instructor in metallurgy and mineral processing for the Haileybury School of Mines. Work experience as Senior Utility Engineer and Director of Technical Services for Yukon Energy was preceded by service as Director of Energy and Mines for the Yukon government. He was responsible for technical studies into new mining methods to improving gold recovery from alluvial deposits in the Klondike region, Yukon, Canada. More recently, Mr. Maissan’s energy clients in the mining sector have included majors with projects in Alaska (gold) and the Northwest Territories (diamonds).

As an acknowledged expert in renewable energy technologies, electrical utility infrastructure and services and energy efficiency, John Maissan was awarded the R.J. Templin Award for outstanding contributions in the development of Canadian wind energy technology by the Canadian Wind Energy Association in 2001.

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

(e)  Business experience

(1) Background.

Hans Boge, P. Eng.  A civil engineer, founder and President of Boge and Boge (1980) Ltd., a consulting engineering firm started in 1976 active in the design, feasibility studies and project management of mining, industrial, institutional, commercial, agricultural, and residential projects for a very broad range of private and government clients.  The company’s major clients in the mining sector include Hudson’s Bay Mining and Smelting and INCO.  In the gold mining sector, clients have included Placer Dome, Campbell Red Lake Mines, Dickensen Mines (now GoldCorp), and Bissett Gold Mine. Mr. Boge is co-founder and president of Canadian Project Management Team Inc., a project development and management service firm developing activities in Ghana and Egypt. He was a co-founder of Langreen (1980) Ltd., a construction company operating in Manitoba and Ontario.  He is President of Diaser Management (2006) Ltd. a firm providing design-build services to the mining and agricultural processing industries for whom Mr. Boge has overseen the construction of major mining and industrial projects from all aspects including mechanical, process, structural, electrical, instrumentation, and commissioning.

Donald W. Flinn, P. Eng. A civil engineer, with over 40 years business experience in the private and public sectors as owner/operator of construction and development companies, consulting engineer, corporate executive and project manager. Mr. Flinn is President & CEO, Innovative Construction Technologies, Inc. and a former Managing Director of Energy Solutions Centre Inc. in Whitehorse, Yukon.  The Centre won several national awards for its performance in energy conservation, renewable energy solutions and greenhouse gas emission reduction.  Mr. Flinn is also past President, Association of Professional Engineers of Yukon, a former provincial member of the Canadian Standards Association (CSA), and former Technical Director for the Canadian GeoExchange Coalition, a federally incorporated renewable energy company created by leading electrical utilities in Canada.

Sergei Doodchenko, P. Eng. Mr. Doodchenko is a mechanical engineer with over forty years of business and engineering experience in the mining, agricultural processing, oil, forestry and international development sectors. Currently president, Diaser Consulting Ltd. he spent the last twenty years as owner/operator of an engineering and design/build construction company undertaking major projects in various Canadian jurisdictions, the United Arab Emirates, Indian, Kazakhstan and Turkey.

Dr. Albert Khelfa. A senior management and international development consultant since 1994, Dr. Khelfa has multiple degrees and diplomas in dental surgery, biology, natural sciences, business administration and education from the University of Cairo, the University of Quebec and the University of Montreal. His career encompasses significant experience in developing business and trade relations, negotiating joint ventures and other commercial ventures, management training programs, and conducting market and feasibility studies at the international level. These projects and activities have extended to Canada, Egypt, Algeria, Rwanda, Ivory Coast, North Africa, the Middle East, Europe and the United States.

Ayman M. Shahin. Effective January 8, 2007, the Board of Directors appointed Mr. Shahin as a Director and member of the Audit Committee. Currently Head of Treasury for ARY Traders, Dubai, U.A.E., Mr. Shahin has a strong understanding of financial and physical precious metals markets developed over a period of fifteen years from working with major bullion houses in four major centers for the industry - Toronto, New York, London and Dubai. Shahin has worked with Rudolf Wolff UK, Lehman Brothers Inc. NY, the Republic National Bank NY, and the Canadian Imperial Band of Commerce as a senior bullion dealer, proprietary trader, foreign exchange and bullion consultant variously. Mr. Shahin's educational background includes the CSC, COC and CFE from the Canadian Securities Institute, studies for an MBA from the Monetary Institute of International Studies, and a Bachelor of Science.

George W. Wakim, P. Eng. Effective March 26, 2008, the Board of Directors appointed Mr. Wakim as a Director and member of the Audit Committee. He is a civil engineer with over twenty years of international business leadership, senior project management, commercial, civil infrastructure and industrial engineering experience for multi-million dollar projects in excess of US$ 700 million in the mining, oil and gas and petrochemical sectors. Currently the Managing Director/Partner of an international engineering, contracting and trading company operating in Australia, Kuwait, Iraq, Qatar, Yemen and Afghanistan. His experience in the mining sector includes projects with coal, bauxites, gold, silver, copper and uranium. Holding a Bachelor of Civil Engineering from the American University of Beirut in Lebanon and a Masters of Engineering Science from Melbourne University in Australia, Mr. Wakim is an independent director, Chair of the Environment, Health and Safety Committee and member of the Audit Committee.

Donald F. Willems, CGA. A certified General Accountant since 1995, Donald Willems has over twenty years experience in corporate finance and accounting, business planning, financial systems and information technology, and senior management as owner/operator of a contracting company, administration manager with a Canadian crown corporation, corporate accountant for two Alberta subsidiaries of the Canadian ATCO Group, comptroller and chief financial officer of a regulated electrical utility and a Yukon crown corporation, manager of municipal utilities accounting in Alberta, president and chief executive officer of the Yukon Energy Corporation, and President, Donald F. Willems, CGA management consulting in western and northern Canada. Since the fall of 2006, Mr. Willems has been responsible for coordinating Company implementation of the Sarbanes-Oxley Act of 2002.

(2)

Directorships

Effective March 16, 2007, Hans Boge, P.Eng. and Donald W. Flinn, P.Eng. were appointed directors of  the wholly owned Canadian subsidiary company, Klondike Star Canada Inc., established under the Canada Business Corporations Act.  They were re-appointed for three-year terms on April 10, 2008.

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

(g)

Section 16(a) Beneficial Ownership Reporting Compliance

So far as the Registrant is able to ascertain, all officers, directors and beneficial owners of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

(h)

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code was adopted effective November 29, 2005 and is posted on the Company website www.klondikestar.com in the corporate governance section under About Us. It was filed on a Form 8-K report on December 5, 2005.

(i)

Nominating committee

The Board as a whole fulfills the role of a nominating committee. As it is a small board of five directors of whom 3 are independent directors, this is considered an appropriate and effective approach. The Board will consider director candidates recommended by shareholders as long as a nomination has the consent of the nominee and is received by the Company deadline in the last Proxy and Information Statement and with adequate levels of information for it to be dealt with at an annual meeting of shareholders in accordance with shareholder notice requirements and in the best interests of the Company.

The Board of Directors Charter, adopted November 29, 2005, sets out director qualifications. Nominees for director appointments shall satisfy relevant regulatory and stock market/exchange listing requirements, and include among them, persons qualified for appointment to the Audit Committee. Directors must possess certain characteristics and traits to execute Board duties and responsibilities. The basic steps in the nomination and appointment process include candidate interviews with company representatives, submission of resume and, if appropriate, reference checks, orientation visit to Klondike Star exploration properties if possible, candidate disclosure of potential conflicts of interest or other matters requiring attention through correspondence or a meeting with a company legal representative, recommendation to the Board of Directors, approval by the Board for recommendation to the shareholders at the annual general meeting, and shareholder vote.

The criteria for Board membership include:

Integrity and accountability

• Directors must demonstrate high ethical standards and integrity in their personal and professional dealings, and be willing to act on — and remain accountable for — their boardroom decisions.

Informed judgment

• The ability to provide wise, thoughtful counsel on a broad range of issues ranks high among the qualities required in directors. They must develop a depth of knowledge of mining exploration and development, in order to understand and question the assumptions upon which the strategic and business plans are based, and to form an independent judgment as to the probability that such plans can be achieved.

Financial literacy

• One of the most important roles of the Board is to monitor financial performance. To do this, directors must have a high level of financial literacy. They should know how to read financial statements, and they should understand the ways of evaluating company performance.

Mature confidence

• Teamwork and integrated thinking: Directors who value Board and team performance over individual performance, who consider all factors in decision-making and who possess respect for others, facilitate superior Board performance. Nominees ought to endorse and practice this approach.

• Communication: Openness to others’ opinions and the willingness to listen should be as highly developed as the ability to communicate persuasively. Directors must approach others assertively, responsibly and supportively, and be willing to raise tough questions in a manner that encourages open and candid discussion.

Track record and experience

• In today’s highly competitive world, only companies capable of performing at the highest levels are likely to prosper. Directors must bring a history of achievement that reflects high standards for themselves and others.

Additional criteria are set out in the Audit Committee Charter, adopted November 29, 2005, for directors qualified for appointment to the Audit Committee.

All members of the Audit Committee shall be directors whom the Board has determined are independent of management of the company and are free of any relationship that, in the opinion of the Board, would interfere with his or her individual exercise of independent judgment as a committee member. For this determination, the Board is guided by the applicable rules of the Securities and Exchange Commission and the NASDAQ Marketplace Rules.

In particular, each Committee member must:

(1) be independent as defined under NASDAQ Rule 4200(a)(15), elaborated by IM – 4200, and Rule 4350 that establishes additional requirements for Audit Committee members.

(2) meet the criteria for independence set forth in Rule 10A-3(b)(1), subject to exemptions provided in Rule 10A-3(c), under the Securities Exchange Act of 1934 (the “Exchange Act”).

(3) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years.

(4) meet the “non-employee director” standard within the meaning of Rule 16b-3 of the Exchange Act, as amended from time to time; and

(5) meet the “outside director” standard within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended from time to time (the “Code”).

Each member of the Committee shall be “financially literate” and at least one member ought to have significant “accounting or related financial management expertise” as those terms are defined from time to time under the requirements or guidelines for Audit Committee service under securities laws and the rules of any stock market or exchange on which the company’s securities are listed for trading.

The director standing for election for the first time at the December 2007 annual meeting of shareholders was nominated by the Board of Directors.

(d)

Audit Committee

The Company has an Audit Committee established by the Board of Directors with an Audit Committee Charter. As of February 29, 2008, the committee consists of two independent directors: Dr. Albert Khelfa and Ayman Shahin. Sergei Doodchenko, P.Eng. served until February 28, 2008. George W. Wakim, P.Eng., an independent director, was appointed March 26, 2008, to fill the vacancy. The Committee has at least one financial expert serving on the committee, Ayman Shahin, for whom a summary of relevant experience is provided in Item 10.

During the year-ending February 29, 2008, the Audit Committee met four times in person and 3 times electronically by internet exchanges. The Audit Committee:

-

has reviewed and discussed the audited financial statements for the previous fiscal year ended February 28, 2007 with management;

-

has discussed with the former independent auditors the matters required to be discussed by the Statement on Audit Standards No. 61, as amended; and has plans to discuss the foregoing with the current independent auditors at a meeting in June, 2007;

-

has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, and plans to discuss the independent auditor’s independence at a meeting in June, 2007;

-

based on the review and discussions noted above, recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended February 29, 2008.

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

(e)

Compensation committee

The Board as a whole fulfills the role of a compensation committee. As it is a small board of five directors of whom 3 are independent directors, this is considered an appropriate and effective approach. The Board of Directors Charter identifies its responsibility for leadership development and senior level staffing and Board compensation, as follows:

• Select, establish compensation, monitor, evaluate and, if necessary, replace the President and/or Chief Executive Officer.

• Evaluate and approve proposals for overall compensation policies applicable to members of senior management.

• Conduct a review, at least once every three years, of the components and amount of Board compensation in relation to other comparable companies, having regard to such matters as time commitment, responsibility and trends in director compensation.

In addition, the Board approved Authorization Policy identifies remuneration policy and decision-making authority within the purview of the Board of Directors and as delegated to Management with respect to directors, officers, the executive, and other employees. Executive officers and independent consultants may assist in the formulation of proposals respecting compensation policy or individual remuneration for the Board’s consideration.

(f)

Shareholder communications

With respect to the handling of any shareholders communications or similar contacts to the Board, shareholders may contact the Chair or the Board as a group by the following means:

By mail: Klondike Star Mineral Corporation

c/o Parsons/Burnett/Bjordahl, LLP

1850 Skyline Tower

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

Item 11. Executive Compensation

(a)

Compensation discussion and analysis

In the effort to accomplish compensation objectives for executive officers, the Board of Directors seeks to accomplish these goals:

-

to motivate executives to achieve important corporate and personal performance objectives and reward them when such objectives are met;

-

to recruit and retain highly qualified executive officers by offering overall compensation which is competitive with that offered for comparable positions in other mineral exploration and development companies; and

-

to align the interests of executive officers with the long-term interests of shareholders through participation in the Company’s stock option incentive plan.

The Company’s executive compensation package currently consists of these principal components: salary, annual incentive cash bonus, various health plan benefits generally available to year-round or multi-season employees, and long-term incentives in the form of stock options.

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

Salaries for executive officers are determined by evaluating responsibilities inherent in the position held and the individual’s experience and past performance, as well as by reference to the competitive marketplace for management talent at other mining companies. The Board has access to industry, local and national compensation information and/or surveys, prepared for the most part by independent consultants, professional or industry organizations, as well as the compensation policies, practices and awards disclosed by other mining companies reporting in the United States and Canada. An executive (that is also a director) whose compensation is being determined abstains from voting on the matter.

On or about the end of each year, the Board reviews actual performance against the objectives set by the Company and the executive for the year. The assessment of whether Company objectives have been met includes, but is not limited to, considering the measured progress of the Company’s exploration projects, other specific business plan objectives, corporate governance and regulatory accountability, strategic alliances and similar achievements.

Stock options are generally awarded to executive officers at commencement of employment and periodically thereafter at the discretion of the Board. Options are granted to reward individuals for current performance, expected future performance and value to the Company, and take into account the stock options held by the individual. The principles described above apply to the determination of the compensation of all executive officers, including the President.

Compensation Committee Interlocks and Insider Participation

The Board of Directors as a whole performs the role of a compensation committee.

The Director Compensation Policy approved November 15, 2006 was amended April 26, 2007 with the addition of this clause: "Subject to carrier eligibility requirements, Directors may participate in Company funded extended health and related benefit plans."

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis in Item 11 (a) with management, and based on this review and discussion recommended its inclusion in this annual report. The entire Board consisted of Hans Boge, P.Eng., Donald W.

Flinn, P.Eng., Dr. Albert Khelfa, Sergei Doodchenko, P.Eng. (until February 29, 2008), and Ayman Shahin.

There were no changes to employment contracts or compensation for executives during the year-ending February 29, 2008.

(b)

Summary compensation table

The following table shows all salary and payments to executive officers or persons covered.

Name and Principal Position	Year ending in	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non- Equity Incentive Plan Compen - sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Hans Boge, P. Eng., President, Secretary	2008	$65,700	0	0	0	0	0	0	$65,700
	2007	$19,337	$46,115	0	$175,000	0	0	$121,576 in prof. fees	$362,028
	2006	0	0	0	$1,599,535	0	0	$93,401 in prof. fees	$1,692,936
Donald W. Flinn, P. Eng., Chief Operating Officer	2008	$263,000	0	0	0	0	0	$8,494 in benefits	$271,494
	2007	$168,585	$85,369	0	$175,000			$7,027 in benefits	$435,981
	2006	$130,199	38,322	0	$1,142,525	0	0	$1,433 in benefits	$1,312,479
Donald F. Willems, CGA, Chief Financial Officer[1]	2008	$93,750	0	0	0	0	0	$2,575 in benefits	$96,326
Collin Young, C.A., Comptroller[2]	2008	0	0	0	0	0	0	$62,258 in prof. fees	$62,258
	2007	0	0	0	$87,500	0	0	$149,154 in prof. fees	$236,654
	2006	0	0	0	0	0	0	$54,777 in prof. fees	$54,777
Barbara Stevenson, Assistant Corporate Secretary	2008	$86,250	0	0	0	0	0	$4,010 in benefits	$90,260
	2007	$75,151	0	0	$87,500	0	0	$3,745 in benefits	$166,396
	2006	$69,439	0	0	$35,550	0	0	$1,455 in

benefits	$106,444

Notes:

1 2008 figures are for the period June 4, 2007 when appointed Chief Financial Officer through February 29, 2008.

2 2008 figures are for the period March 1, 2007 through June 4, 2007 when appointment as Comptroller rescinded.

3 For information on the method the Company is required to use to determine the value of stock options, please refer to the Notes to the Financial Statements.

(c)

Grants of plan-based awards table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Hans Boge, P.Eng., President	May 25, 2006	-	-	-	100,000	2.50	$175,000
	December 2, 2004	-	-	-	700,000	1.00	Recognized $1,599,535 in 2006
Donald W. Flinn, P.Eng., Chief Operating Officer	May 25, 2006	-	-	-	100,000	2.50	$175,000
	December 2, 2004	-	-	-	500,000	1.00	Recognized $1,142,525 in 2006
Donald F. Willems, CGA, Chief Financial Officer[1]	-	-	-	-	-	-	-
Collin Young, C.A., Comptroller[2]	May 25, 2006	-	-	-	50,000	2.50	$87,500
Barbara Stevenson, Assistant Corporate Secretary	May 25, 2006	-	-	-	50,000	2.50	$87,500
	September 14, 2005	-	-	-	30,000	2.50	Recognized $35,550 in 2006

(d)

Narrative disclosure to summary compensation table and grants of plan-based awards table

The material terms of the employment contracts with the President, Chief Operating Officer, Vice-President, Finance & Administration/Chief Financial Officer and Assistant Corporate Secretary include annual salary (part-time annual for the President, full-time annual for Vice-President and Assistant Corporate Secretary), extended health care benefits, an annual process for the discretionary award of a bonus or stock options, and for the President and Chief Operating Officer without cause termination of at least 12 months notice, and for the Vice-

President, Finance & Administration/Chief Financial Officer without cause termination of at least 6 months notice. The Comptroller was compensated through an hourly professional fee for services provided by a corporate entity.

Stock options granted to officers were made under the 2003 Stock Incentive Plan for Employees established pursuant to a Form S-8 Registration Statement as amended. The purpose of the 2003 Plan is to provide employees of the Company and any Subsidiary with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and subsidiaries, to join the interests of Employees, directors and contractors with the interests of the shareholders of the Company, and to facilitate attracting and retaining Employees, directors and contractors of exceptional ability.

(e)

Outstanding equity awards at fiscal year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Hans Boge, P.Eng., President	700,000	-	-	$1.00	December 2, 2009	-	-	-	-
	100,000	-	-	$2.50	May 25, 2011	-	-	-	-
Donald W. Flinn, P.Eng., Chief Operating Officer	500,000	-	-	$1.00	December 2, 2009	-	-	-	-
	100,000	-	-	$2.50	May 25, 2011	-	-	-	-
Donald F. Willems, CGA, Chief Financial Officer[1]	-	-	-	-	-	-	-	-	-
Collin Young, C.A., Comptroller[2]	50,000	-	-	$2.50	May 25, 2011	-	-	-	-
Barbara Stevenson, Assistant Corporate Secretary	30,000	-	-	$2.50	September 14, 2010	-	-	-	-
	50,000	-	-	$2.50	May 25, 2011	-	-	-	-

(f)

Option exercises and stock vested

As of February 29, 2008, no options granted have been exercised by an employee.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Hans Boge, P.Eng., President	0	0	0	0
Donald W. Flinn, P.Eng., Chief Operating Officer	0	0	0	0
Donald F. Willems, CGA, Chief Financial Officer[1]	N/A	N/A	N/A	N/A
Collin Young, C.A., Comptroller[2]	0	0	0	0
Barbara Stevenson, Assistant Corporate Secretary	0	0	0	0

(g)

Pension benefits

PENSION BENEFITS
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Hans Boge, P.Eng., President	N/A	N/A	N/A	N/A
Donald W. Flinn, P.Eng., Chief Operating Officer	N/A	N/A	N/A	N/A
Donald F. Willems, CGA, Chief Financial Officer[1]	N/A	N/A	N/A	N/A
Collin Young, C.A., Comptroller[2]	N/A	N/A	N/A	N/A
Barbara Stevenson, Assistant Corporate Secretary	N/A	N/A	N/A	N/A

(h)

Nonqualified defined contribution and other nonqualified deferred compensation plans

NONQUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (S)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (S)
Hans Boge, P.Eng., President	N/A	N/A	N/A	N/A	N/A
Donald W. Flinn, P.Eng., Chief Operating Officer	N/A	N/A	N/A	N/A	N/A
Donald F. Willems, CGA, Chief Financial Officer[1]	N/A	N/A	N/A	N/A	N/A
Collin Young, C.A., Comptroller[2]	N/A	N/A	N/A	N/A	N/A
Barbara Stevenson, Assistant Corporate

Secretary	N/A	N/A	N/A	N/A	N/A

(i)  Potential payments upon termination or change-in-control

The President and Chief Operating Officer are entitled to at least 12 months notice or payment in lieu for termination without cause; and, the Vice-President, Finance & Administration/Chief Financial Officer is entitled to at least 6 months notice or payment in lieu for termination without cause. The current annual salary for the President is $65,000 CDN, the Chief Operating Officer is $260,000 CDN, and the Vice-President, Finance & Administration/Chief Financial Officer is $125,000 CDN.

(j) Compensation of directors

For the year-ended February 29, 2008, director compensation paid is set out in the table below.

DIRECTOR COMPENSATION
Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensa-tion ($)	Total ($)
Hans Boge, P.Eng.	0	0	0	0	0	0	0
Donald W. Flinn, P.Eng.	0	0	0	0	0	0	-
Sergei Doodchenko, P. Eng.	$15,250	0	0	0	0	0	$15,250
Albert Khelfa	$18,000	0	0	0	0	$1,771.14 in benefits	$19,771.14
Ayman Shahin	$14,250	0	0	0	0	0	$14,250

Compensation for directors was formally established by the Board approved Director Compensation Policy adopted November 15, 2006 as amended April 26, 2007.

Each director (who is not a Company employee), as appropriate, shall receive as remuneration during each fiscal year of the Company, the aggregate of the following amounts:

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

The foregoing fees are “ordinary-course compensation” for directors serving on the Board of Directors, Audit Committee, or any other committee of the Board. Annually, directors can choose whether to receive their fees in the form of cash or common shares or a combination of both.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,580,000	$1.36	4,020,000
Total	1,580,000	$1.36	4,020,000

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

- The Plan is administered by the Board. The Board has the authority to grant stock option awards from those eligible to be Participants under the Plan, including the amount, terms and conditions of stock to be awarded to each such person. The Board may establish a committee and may delegate certain authorities.

- The maximum number of shares with respect to which stock options may be awarded under the Plan shall be 2,800,000 shares in the aggregate of common stock of the Company registered under Section 12 of the Securities and Exchange Act.

- The Board determines and designates from time to time, in its discretion, those Employees of the Company or any Subsidiary to receive stock options; provided, however, that stock options may be granted in the case of employees of a Subsidiary, only if the Company owns, directly or indirectly, 50% or more of the total combined voting power of all classes of stock of the Subsidiary, and the Subsidiary is a corporation.

- Each stock option shall be evidenced by a written Company-Participant Agreement ("Agreement") containing such provisions as may be approved by the Board. Each such Agreement shall constitute a binding contract between the Company and the Participant and every Participant, upon acceptance of such Agreement, shall be bound by the terms and restrictions of the Plan and of such Agreement.

- The Board, in its discretion, establishes the price per share for which the shares covered by the stock option may be purchased, although the price of each share shall be no less than $1.00.

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

The material features of the 2005 Stock Incentive Plan for Consultants and Advisors include:

- The purpose of the Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s stockholders.

- The Plan is administered by the Board. The Board has the authority to grant stock option awards from those eligible to be Participants under the Plan, including the amount, terms and conditions of stock to be awarded to each such person. The plan provides for a committee or delegation of certain authorities to Management.

- The maximum number of shares with respect to which stock options may be awarded under the Plan shall be 2,800,000 shares in the aggregate of Common Stock of the Company. These are not Form S-8 registered securities.

- The Board may grant awards entitling recipients to acquire shares of Common Stock, subject to the right of the Company to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) from the recipient in the event that conditions specified by the Board in the applicable award are not satisfied prior to the end of the applicable restriction period or periods established by the Board for such award (each, a “Restricted Stock Award”).

- The Board determines and designates from time to time, in its Discretion, those Consultants and Advisors of the Company or any Subsidiary to receive stock options, restricted stock awards, or other stock-based awards; provided, however, that stock options may be granted in the case of Consultants and Advisors of a Subsidiary, only if the Company owns, directly or indirectly, 50% or more of the total combined voting power of all classes of stock of the Subsidiary, and the Subsidiary is a corporation.

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

(b)

Security ownership of certain beneficial owners

Except as where otherwise noted, the following table sets forth as of February 29, 2008, and based on the information available to the Company from the Company’s Transfer Agent, Signature Stock Transfer, Inc. and Broadridge Financial Solutions, Inc., the beneficial ownership of the Company’s common stock (i) by any person or group known by the Company that may as of February 29, 2008 beneficially own more than 5% of the outstanding Common Stock (which equals or exceeds 2,141,674 shares), (ii) by each Director and executive officer, and (iii) by all Directors and executive officers as a group. The holders of the shares shown in the table are believed to have sole voting and investment power with respect to such shares.

Holdings by these and other shareholders may have changed since the date the Company received this information. Generally, private shareholders have the right to keep their share holdings confidential from the Company, although under U.S. securities law they are expected to disclose holdings of 5% or more through public SEC filings. Nonetheless, the Company does not have access to the information necessary to disclose or confirm the holdings of its shareholders and only the SEC has the authority to enforce the reporting requirements for those shareholders who acquire 5% or more of the Company’s common stock.

Name and address	Type	Total voting securities as of February 29, 2008	Percentage of issued and outstanding as of February 29, 2008
ARY Traders & Company P.O. Box 1123, Dubai, United Arab Emirates	Common shares	11,165,000	26.1%
Two shareholders in Cede & Co whose identities are not known to Klondike Star are each holding over 1,000,000 shares are Objecting Beneficial Owners (OBO). Relationship, if any, is unknown, but for purposes of this chart they are reported together.	Common shares	7,580,027	17.7%
George W. Wakim, Company Director as of March 26, 2008 Box 545, Safat 13006, Kuwait	Common shares	3,000,000	7.0%

Rene Hussey POB 57, FL -9493	Common shares	2,510,000	5.9%
PanAmerica Capital Group Inc. P.O. Box 832, 2522 WTC, Panama	Common shares	2,449,000	5.7%
Tuthill Network Assets Inc. P.O. Box 0816-02884, Salduba Building, 3rd Floor, Panama	Common shares	2,400,000	5.6%
Lantz Financial Inc. P.O. Box 0816-02884, Salduba Building, 3rd Floor, Panama	Common shares	2,200,000	5.1%
Kluane Basic Industries Ltd. 6125 Gleneagles Drive West Vancouver, B.C., Canada. V7W 1W1	Preferred shares	2,000,000 (Equivalent to 2,000,000 common shares and additional 8,000,000 voting only shares if conversion triggered following a Tender Offer for the Company.)	100% of Series A preferred shares outstanding.

(c) Security ownership of management

Name and address	Type	Total voting securities as of February 29, 2008	Percentage of issued and outstanding as of February 29, 2008
George W. Wakim, Director as of March 26, 2008	Common shares	3,000,000	7.0%
Barbara Stevenson (joint owner), Assistant Corporate Secretary	Common shares	20,000	Less than 0.1%
Ayman M. Shahin, Director	Common shares	10,000	Less than 0.1%
Collin Young, CA, Comptroller[2]	Common shares	8,200	Less than 0.1%
All directors and officers as a group as of March 26, 2008	Common shares	3,038,200	7.1%

(d) Changes in control

There are no arrangements known to the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

(a)

Transactions with related persons

During the past three years, there have been no transactions or proposed transactions, to which the Company was or is to be a party, in which any director, officer, or persons nominated for such, or any member of the immediate family of any of these was a party other than as described herein and as disclosed in the audited financial statements.

(b)

Review, approval or ratification of transactions with related persons

Pursuant to its Charter, the Audit Committee is responsible for addressing related party transactions. Section 22 of the Charter says the Committee is required to:

“Review any transaction involving the company and a related party at least annually or upon any significant change in the transaction or relationship, and the Committee shall approve all such transactions. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Regulation S-K, Item 404 of Securities Exchange Act of 1934.”

(c)  Director Independence

Please see Item 10 above, nominating committee, for a discussion on Company directors and their qualifications as independent directors.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees: $142,211.41 and $59,632.00. Aggregate fees billed for each of the last two fiscal years, ending February 29, 2008 and February 28, 2007 respectively, for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Audit-Related Fees: $Nil and $Nil. Aggregate fees billed for each of the last two fiscal years, ending February 29, 2008 and February 28, 2007 respectively, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

(3) Tax Fees: $Nil and $Nil. Aggregate fees billed for each of the last two fiscal years, ending February 29, 2008 and February 28, 2007 respectively, for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees, $Nil and $Nil. Aggregate fees billed for each of the last two fiscal years, ending February 29, 2008 and February 28, 2007 respectively, for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

(5) (i) Disclose the audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.  Pursuant to its Charter, the Audit

Committee is directly responsible for the appointment, compensation, retention (including termination) and oversight of the work of any independent auditor engaged by the company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services, subject to applicable law and regulatory requirements.

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

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation	Previously filed on Form 10-SB 7/7/00
3.2	Amendment to Articles of Incorporation	Previously filed on Form 8-K 2/2/06
3.2	Bylaws	Previously filed on Form 10-SB 7/7/00
3.3	Amendment to Bylaws No. 1	Previously filed on Form 8-K 2/2/06
3.4	Amendment to Bylaws No. 2	Previously filed on Form 8-K 2/2/06
4.1	Certificate of Designation – Series A Convertible Preferred Stock	Previously Filed on Form 8-K 2/28/07
4.2	Acceptance of Designation	Previously Filed on Form 8-K 2/28/07
4.3	Certificate of Designation – Series C Convertible Preferred Stock	Previously Filed on Form 8-K 3/18/08
10.1	Employment Agreement with Hans Boge, P.Eng.	Previously Filed on Form 8-K 11/7/06
10.2	Employment Agreement with Donald W. Flinn, P.Eng.	Previously Filed on

Form 8-K 11/7/06	14.1	Code of Business Conduct and Ethics
Previously filed on Form 8-K 12/5/05	16.1	Change in Certifying Accountant
Previously Filed on Form 8-K 10/10/07	21.1	Subsidiary of the Company
Previously Filed on Form 8-K 3/30/07	22.1	Report on Matters Submitted to Vote of Security Holders
Previously Filed on Form 8-K 12/20/07	31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a)
Included	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Included	32.1	Certifications for Section 1350
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

KLONDIKE STAR MINERAL CORPORATION

By

Hans Boge, P.Eng., President

Date:  June 12, 2008

By

Donald W. Flinn, P.Eng., Vice President

Date:  June 12, 2008

By

Donald F. Willems, CGA, Chief Financial Officer

                Date:  June 12, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(1)

Any annual report to security holders covering the registrant’s last fiscal year.

The Company is filing/has filed four copies of the published 2007 Annual Report for the year-ended February 28, 2007. This report was distributed to shareholders, posted on the Company website, and is provided to potential investors and the general public.

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

The Company filed the definitive proxy and information statement for its December 2007 annual meeting of Shareholders with the SEC on October 11, 2007. That statement does not contain any material information that is not included in this annual report.

