Form 10-Q
period 2008-05-31
KLONDIKE STAR MINERAL CORP
filed 2008-07-21
CIK 1083321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of May 31, 2008, there were 44,083,486 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

KLONDIKE STAR MINERAL CORPORATION

FINANCIAL STATEMENTS

May 31, 2008

TABLE OF CONTENTS

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET... 1
CONSOLIDATED STATEMENTS OF OPERATIONS.............................. 2
CONSOLIDATED STATEMENTS OF CASH FLOWS 3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................... 4

The accompanying notes are an integral part of these consolidated audited financial statements.

The accompanying notes are an integral part of these consolidated audited financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ending May 31, 2008 (unaudited)	Three Months Ending May 31, 2007 (unaudited)	From Inception of Exploration Stage (December 8, 2003) to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (962,733)	$ (1,701,472)	$ (59,271,669)
Adjustments to reconcile net loss to net cash (used) by operating activities:			
Stock issued for acquisition of mineral rights and exploration	-	-	30,250,000
Depreciation	173,494	177,416	1,814,942
Gain on forgiveness of debt	-	-	(75,000)
Employee and consultants' stock option compensation		-	3,405,510
Gain on disposal of property and equipment	(19,093)	-	(49,462)
Discontinued operations (net loss)	-	-	4,502
Changes in assets and liabilities:			
(Increase) decrease in accounts, employee advances receivable	(9,271)	(87,552)	(507,844)
(Increase) decrease in prepaids and deposits	(43,778)	(141,283)	(132,964)
Increase (decrease) in accounts payable	(58,284)	129,602	901,806
Increase (decrease) in accounts payable-related party	(3,304)	(81,742)	62,201
Increase (decrease) in other liability	-	-	-
Increase (decrease) in advance payable	-	-	500,000
Net cash (used) by operating activities	(922,969)	(1,705,031)	(23,097,978)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Purchase of equipment, net	(19,452)	(133,291)	(3,514,801)
Proceeds on disposal of capital assets	47,047		112,840
Net cash provided (used) by investing activities	27,595	(133,291)	(3,401,961)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Advances of promissory notes	-	-	447,000
Repayments of promissory notes	-	-	(447,000)
Collection of stock subscription receivable	-	-	789,545
Other liability	-	-	250,000
Common stock and warrants issued for cash	225,000	-	25,727,454
Net cash provided by financing activities	225,000	-	26,766,999
Net increase (decrease) in cash and cash equivalents	(670,374)	(1,838,322)	267,060
Cash and cash equivalents beginning of period	937,434	2,390,876	-
Cash and cash equivalents end of period	$ 267,060	$ 552,554	$ 267,060
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:			
Employee and consultants' stock option compensation	$ -	$ -	$ 3,405,510
Stock issued for acquisition of mineral rights and exploration	$ -	$ -	$ 30,250,000

The accompanying notes are an integral part of these consolidated audited financial statements.

KLONDIKE STAR MINERAL CORPORATION

(An Exploration Stage Company)

Condensed Notes to the Consolidated Financial Statements

May 31, 2008

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

On March 16, 2007, the Company incorporated a wholly owned subsidiary, Klondike Star Canada Inc. (“Klondike Star Canada”) under the Canada Business Corporations Act. Klondike Star Canada maintains its head office in Whitehorse, Yukon Territory, Canada. As of May 31, 2008, Klondike Star Canada had limited exploration operation in the Arab Republic of Egypt.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended February 29, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

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

Concentration of Risk

The Company maintains its cash in a commercial bank in Bellevue, Washington, and in a commercial bank in Whitehorse, Yukon Territory. The account in Washington is guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Canadian dollar accounts in Yukon Territory are guaranteed by the Canadian Deposit Insurance Corporation (CIDC) up to $100,000 Canadian ($100,820 US dollars at May 31, 2008). At February 29, 2008, the Company did not exceed the FDIC insured. At May 31, 2008, the Company exceeds the CIDC insured amount.

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

Mineral Exploration and Development Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of May 31, 2008, the exploration costs and mineral rights expensed during the Company’s exploration stage have been approximately $45,979,000. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of approximately $963,000 for the three months ended May 31, 2008 and has an accumulated deficit of approximately $59,272,000 since inception of the Company’s exploration stage (December 8, 2003). The Company currently has no revenues and no operating mining properties.

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

The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expenditure projections of $3,000,000 for fiscal year ending in 2009. The Company has approximately $267,000 in cash at May 31, 2008.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over three to ten years. The following is a summary of property, equipment, and accumulated depreciation:

	Balances as at May 31, 2008			Net Book Value February 29, 2008
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value February 29 , 2008
Depreciable Property and Equipment:
Leasehold improvements, furniture & fixtures	$ 1,068,891	$ 445,356	$ 623,536	$ 675,898
Computer hardware & software	68,706	63,404	5,302	10,912
Vehicles	470,195	405,900	64,294	104,324
Equipment	606,403	285,280	321,123	351,588
Movable Structures	1,070,444	553,788	516,656	570,183
Pack horse	-	-	-	-
Total Depreciable Assets	3,284,639	1,753,728	1,530,911	1,712,905
Non Depreciable Property and
Equipment:
Gold samples	105,573	-	105,573	105,573
Total Property and Equipment	$ 3,390,212	$1,753,728	$ 1,636,484	$ 1,818,478

Total depreciation expense for the three months ending May 31, 2008 and 2007 was $173,494, $177,416 respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

On occasion, the Company’s shareholders or directors pay corporate expenses and/or provide services to the Company. Related party payables are unsecured and non-interest bearing and are due on demand. Related party payables totaled $62,202 and $65,505 at May 31, 2008 and February 29, 2008 respectively. During the three months ending May 31, 2008, the Company included in mineral exploration expense $0 and $308,000 for the year ended February 29, 2008 in transactions with a company controlled by an officer and director of the Company. The transactions were recorded at fair market value.

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

SERIES B PREFERRED STOCKS

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

(f)

The holders of Series C Preferred Stock are required to cast the votes represented either “for” or “against” the matter submitted to a vote, in the same manner as the Board of the Corporation.

At May 31 2008 and February 29, 2008  the Company had 2,000,000 shares of Series A preferred convertible stock issued and outstanding.

NOTE 7 – COMMON STOCK

As approved by the shareholders at the Company’s 2006 annual general meeting, the Company’s authorized common stock was increased to 120,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At May 31, 2008, February 29, 2008 and February 28, 2007, the Company had 44,083,486, 42,833,486 and 29,035,782 shares of common stock issued and outstanding, respectively.

During the three months ended May 31, 2008, the Company sold through private placements 1,250,000 common shares at $.20 per share for total net cash proceeds of $225,000.

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

Effective May 29, 2007, the Company issued a private placement memorandum for the issuance of up to 3,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,500,000 with the offering expiring on or before July 16, 2007. As of May 31, 2008, the Company sold 3,600,000 common shares under this private placement memorandum for total net cash proceeds of $1,770,000.

During the year ended February 29, 2008, the Company issued a private placement memorandum for the issuance of up to 2,000,000 common stock of the Company, at $0.50 per share, under Regulation S, for total estimated cash proceeds of $1,000,000 with the offering expiring on or before September 30, 2007. As of May 31, 2008, the Company sold 2,000,000 common shares against this private placement memorandum for total net cash proceeds of $1,000,000.

During the year ended February 29, 2008, the Company approved a private placement memorandum for the issuance of up to 3,000,000 units of one common stock of the Company and one warrant to purchase one common stock of the Company at $1.50 per share; with the unit price being equal to the 5 day volume average price preceding the date of purchase less $0.10. As of May 31, 2008, the Company sold 210,989 units under this private placement memorandum.

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

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable, February 28, 2007	3,032,982	0.00 years	$ 3.50
Issued	210,989	0.70 years	1.50
Exercised	-		-
Rescinded or expired	(3,032,982)		3.50
Outstanding and exercisable, February 29, 2008	210,989	0.70 years	$ 1.50

Issued	-
Exercised	-		-
Rescinded or expired	-		-
Outstanding and exercisable, May 31, 2008	210,989	0.45 years	$ 1.50

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

Risk-free Interest Rate

4.5%

Expected Life

5 years

Expected Volatility

30.8%

Dividends to be paid

Nil

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Klondike Star Mineral Corporation (“Klondike Star” or the “Company”) (OTCBB – “KDSM”) is a mineral exploration and development company with a portfolio of gold and base metal projects in Canada and Egypt.  The Company currently has five active gold projects totaling about 278 km2 or 107.4 mi2 in the Yukon, located in the northwest corner of Canada underlying the site of the world-renowned Klondike gold producing region; and, in which the Company has a 100% or majority ownership or an exclusive option to explore, earn or purchase up to a 75% or 100% ownership interest.  In the Arab Republic of Egypt, Klondike Star through its wholly owned subsidiary, Klondike Star Canada Inc. was awarded rights to explore and exploit the 1,245 km2 or 481 mi2 Oweinat Concession in the Western Desert region. Two projects, the Lone Star and Indian River are in the advanced exploration stage and are the primary focus of Klondike Star’s exploration programs.

In support of its mission, Klondike Star has established corporate goals relating to mineral production, capital formation and durable investor relationships, employer of choice, sustainable development and good corporate governance.

Mineral rights:

Mineral Rights Indicators	Quarter-end May 31, 2008	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006	Year-end February 28, 2005
Exploration projects	No change	6	8	6	2
Quartz mining claims	1,418	1,448	2,396	1921	1753
Total area of quartz claims and crown grants	250 km2/96.5 mi2	262 km2/101.5 mi2	418.3 km2/161.5 mi2	352 km2/135.9 mi2	239 km2 (estimate)/92.3 mi2
Placer mining claims	338 plus 2 leases	338 plus 3 leases	329 plus 43 miles of leases	300 plus 43 miles of leases	114 plus 60 miles of leases
Total area of placer claims and leases	No change	28 km2/10.9 mi2	43.9 km2/17 mi2	42 km2/16.2 mi2	21 km2 (estimate)/8.1 km2
Total area of exploration and exploitation concessions	No change	1,245 km2/481 mi2	0	0	0

Results of Operations

Operational highlights include:

- Substantial completion of the Lone Star Gold Project scoping study with the report expected to be issued early in the second quarter;

- Determination of a probable mineral reserve and substantial completion of the Indian River Gold Project business plan;

- Obtaining the Yukon placer mining land use permit and water use license for developing and operating the proposed Indian River Gold Project;

- Undertaking the first field exploration expedition to the Oweinat property in the Arab Republic Egypt through the wholly owned subsidiary, Klondike Star Canada Inc.;

- Completing the first management assessment of internal controls required for implementation of the Sarbanes-Oxley Act of 2002 for smaller public companies and the first audit of the Company by a new independent Auditor.

Operational Indicators	Quarter-end May 31, 2008	Year-end February 29, 2008	Year-end February 28, 2007	Year-end February 28, 2006
Health and safety incidents	0	5 with 2 involving lost work time.	6 with 1 involving lost work time, 2 with no injury or lost time, 3 vehicle incidents with no injuries or lost time.	2 vehicle accidents, no injuries or lost time
Environmental incidents	0	0	0	0

Financial condition

Financial highlights include:

- The loss from continuing operations for the quarter ending May 31, 2008, was $962,733 (net loss of $0.03 per common share) compared to the quarter ending May 31, 2007 with $1,701,472 loss from continuing operations and $0.06 net loss per common share).

- Cash used in operating activities for the three months ended May 31, 2008 was approximately $900,660 compared with approximately $1,705,031 for the three months ended May 31, 2007;

- During the quarter ended May 31, 2008, the Company issued restricted common stock for cash, with cash proceeds of $225,000 net of commissions and related expenses, which was used to finance current operations;

- The position in cash and cash equivalents for the quarter ending May 31, 2008 was $267,060 compared to $552,554 for the quarter ending May 31, 2007.

Selected financial data:

	Quarter-end to May 31, 2008	Year-end to February 29, 2008	Year-end to February 28, 2007
Total expenses	$ 978,312	$8,242,617	$ 9,967,672
Operating revenue	0	0	0
Net loss from continuing operations	(962,733)	($6,789,591 )	($10,043,789)
Cash raised by financing activities	$225,000	$4,411,525	$ 9,090,299
Cash used in operating activities	$922,969	$5,563,717	$ 8,621,116
Cash and cash equivalents on hand	$267,060	$937,434	$ 2,390,876

Net loss per common share: Basic and Diluted	$ (0.03)	$ (0.20)	$ (0.38)
Weighted average number of common shares outstanding: Basic and diluted	35,350,933	33,432,505	26,512,538
Cash dividends declared per common share	0	0	0
Property, plant and equipment, net	$1,636,484	$1,818,478	$ 2,227,683
Long-term debt	0	0	0
Shareholders’ equity	$1,080,343	$1,818,075	$ 4,271,141

Investor relations data:

Investor Relations Indicators	Quarter-end May 31, 2008	Year-end February 29, 2008	Year-end February 28, 2007
Common shares issued and outstanding	44,083,486	42,833,486	29,035,782
Restricted shares	21,534,516	22,084,516	9,943,734
Free trading shares	22,548,970	20,748,970	19,092,048
Warrants outstanding and exercisable	210,989	210,989	3,032,982
Preferred shares issued and outstanding	Series A Convertible: 2,000,000	Series A Convertible: 2,000,000	Series A Convertible: 2,000,000
Common share price range by high/low	$0.75/ $0.37	$1.75/ $0.35	$3.98/ $1.50
Common share volume monthly high/low	638,751/ 285,938	1,152,165/ 356,598	4,223,025/ 897,158
Shareholders	Approximately 3,870	Approximately 3,280	Approximately 4,675
Material event press releases, 8-K reports, special information products	10	31	39
Total share options issued and unexercised	1,580,000	1,580,000	1,580,000

Share price/volume profile to quarter-end May 31, 2008:

Share trading volumes by quarter to quarter-end May 31, 2008:

Quarter	High Monthly Volume	Low Monthly Volume
Q1, 2005 March - May	701,231	103,697
Q2, June - August	381,452	92,502
Q3, September - November	1,528,916	333,422
Q4, December – 2006 February	2,359,551	1,885,902
Q1, 2006 March - May	4,223,025	594,549
Q2, June - August	3,059,070	1,103,816
Q3, September - November	1,835,969	1,292,985
Q4, December – 2007 February	1,839,652	897,158
Q1, 2007 March - May	1,152,165	460,069
Q2, June - August	1,009,940	324,640
Q3, September - November	775,133	268,176
Q4, December – 2008 February	1,116,905	306,936
Q1, 2008 March - May	638,751	285,938

Share price by quarter to year-end May 31, 2008:

Quarter	High Quarterly Price	Low Quarterly Price
Q1, 2005 March - May	3.70	2.55
Q2, June - August	3.15	2.50
Q3, September - November	3.85	2.85
Q4, December – 2006 February	3.50	2.70
Q1, 2006 March - May	3.98	3.00
Q2, June - August	3.92	3.50

Q3, September - November	3.72	2.50
Q4, December – 2007 February	2.70	1.50
Q1, 2007 March - May	1.75	1.00
Q2, June - August	1.44	0.90
Q3, September - November	1.20	1.00
Q4, December – 2008 February	1.05	0.35
Q1, 2008 March - May	0.75	0.37

During the quarter-ended May 31, 2008, there have been no material changes in liquidity, capital resources, results of operations or off-balance sheet arrangements from the year-end 10-K filing to February 29, 2008.

Gold Price Outlook

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

Gold Price, June, 2003 to May, 2008:

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

Item 4T.

Controls and Procedures

The financial statements, financial analyses and all other information included in this quarterly report on Form 10-Q were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

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

During the quarter ended May 31, 2008, the Company terminated an arrangement for third party accounting services performed on a contractual basis effective on the commencement of the new fiscal year, March 1, 2008 – February 28, 2009. The Company’s management is now fully in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, and the preparation of interim and annual financial statements including note disclosures in accordance with generally accepted accounting principles. The Company also undertook a series of measures to improve internal controls, accounting and financial reporting, including for example, revisions to the chart of accounts, bank signing authority and retaining additional in-house professional and accounting resources.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

There are no existing or pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 1A.

Risk Factors

There are no material changes in risk factors from those identified in the 10-K to February 29, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There are approximately 3,870 holders of the common stock of the Company.

During the quarter ending May 31, 2008 covered by this report, the Company has sold or issued 1,250,000 shares of common stock for a total cash of $250,000. The sales of stock were made pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933 (“Securities Act”).

Sales of unregistered securities by period	Exemption from registration	Total common shares sold	Total warrants issued and outstanding convertible into common shares	Total cash value of shares sold ($USD)
Year ended February 29, 2004	Rule 506, Regulation D	1,040,000	0	2,600,000

Year ended February 28, 2005	Rule 506, Regulation D	1,090,000	0	2,725,000
Year ended February 28, 2006	Rule 506, Regulation D	3,423,000	1,300,000	8,029,068
Year ended February 28, 2007	Rule 506, Regulation D	3,752,982	3,032,982	9,090,299
Year ended February 29, 2008	Rule 506, Regulation D	486,715	210,989	488,650
	Regulation S	13,310,989	0	3,762,000
Quarter ended May 31, 2008	Regulation D	1,250,000	0	250,000

The Company has never paid any dividends, cash or otherwise, on the common shares of the Company. As long as it is an exploration-stage company, there is no plan to pay dividends for the foreseeable future.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended May 31, 2008, no matters were submitted to a vote of security holders.

Item 5.

Other Information

The following announcements, made by press release and distributed over various wire services, the Company website and shareholder and potential investor distribution, may have qualified for disclosure on a Form 8-K during the quarter ended May 31, 2008:

- Klondike Star Clears Final Regulatory Step on Indian River Gold Project, April 29, 2008

- Klondike Star Completes First Exploration Mission, April 17, 2008

- Egypt is a Strategic Investment for Klondike Star, April 15, 2008

- Unprecedented Gold Prospects on Klondike Star’s Oweinat Property, April 10, 2008

- Klondike Star Begins Exploration in Egypt, April 8, 2008

- Klondike Star Pursuing TSX-V Listing, March 26, 2008.

On May 16, 2008, 1,250,000 common shares were sold to Mr. Rene Hussey for $0.20 per share pursuant to a Rule 506, Regulation D private placement memorandum.

Item 6.

Exhibits

The following documents are filed as part of this report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLONDIKE STAR MINERAL CORPORATION

By

Hans Boge, P.Eng., President

Date:  July 21, 2008

By

Donald W. Flinn, P.Eng., Chief Operating Officer

Date:  July 21, 2008

By

Donald F. Willems, CGA, Chief Financial Officer

Date:  July 21, 2008